Form 10QSB
period 2003-03-31
DOLPHIN PRODUCTIONS INC
filed 2003-05-13
CIK 1076541

                  U.S. Securities and Exchange Commission

                           Washington D.C. 20549

                                Form 10-QSB

                                (Mark One)

    [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

                           EXCHANGE ACT OF 1934

               For the quarterly period ended March 31, 2003

    [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

     For the transition period from ______________ to _______________

                      Commission file number 0-50164

                         DOLPHIN PRODUCTIONS, INC.


     (Exact name of small business issuer as specified in its charter)


                   Nevada                                  87-0618756
      ---------------------------------      -----------------------------
    (State or other jurisdiction of           Employer Identification No.)
    incorporation or organization)

               2068 Haun Avenue, Salt Lake City, Utah 84121

                 (Address of principal executive offices)

                              (801) 450-0716

                        (Issuer's telephone number)
Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes (X) No ( )

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 520,000 as of March 31, 2003.

                         DOLPHIN PRODUCTIONS, INC.

                           INDEX TO FORM 10-QSB

PAGE
PART I      FINANCIAL INFORMATION
NUMBER

  Item 1.   Financial Statements for DOLPHIN PRODUCTIONS, INC.      3 - 10

              Unaudited Condensed Balance Sheets
              March 31, 2003 and September 30, 2002

              Consolidated Statements of Operations -
              Three Months Ended February 28, 2003 and February 28, 2002 Nine Months Ended February 28, 2003 and February 28, 2002

              Consolidated Statements of Cash Flows -
              Nine Months Ended February 28, 2003 and February 28, 2002

              Notes to Consolidated Financial Statements

  Item 2.   Management's Discussion and Analysis of                    13
            Financial Condition and Results of Operation


  Item 3.   Controls and Procedures                                    14

PART II     OTHER INFORMATION                                          14

SIGNATURE                                                              14

Item 1. Financial Statements for DOLPHIN PRODUCTIONS, INC.



                         DOLPHIN PRODUCTIONS, INC.
                       [A Development Stage Company]




                                 CONTENTS

                                                                     PAGE

        -  Unaudited Condensed Balance Sheets,
            March 31, 2003 and September 30, 2002                      4


        -  Unaudited Condensed Statements of Operations,
            for the three and six months ended March 31, 2003
            and 2002 and from inception on June 26, 1998
            through March 31, 2003                                     5


        -  Unaudited Condensed Statements of Cash Flows,
            for the six months ended March 31, 2003
            and 2002 and from inception on June 26, 1998
            through March 31, 2003                                     6


        -  Notes to Unaudited Condensed Financial Statements         7 - 10

                         DOLPHIN PRODUCTIONS, INC.
                       [A Development Stage Company]

                    UNAUDITED CONDENSED BALANCE SHEETS


                                  ASSETS

                                                     March 31,   September 30,
                                                       2003          2002
                                                   ____________  ____________
CURRENT ASSETS:
  Cash                                             $      5,322  $     10,920
  Income taxes receivable                                   730             -
  Prepaid expenses                                          410           410
  Deferred tax assets                                     3,161           750
                                                   ____________  ____________
        Total Current Assets                              9,623        12,080
                                                   ____________  ____________
                                                   $      9,623  $     12,080
                                                   ____________  ____________


              LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
  Accounts payable                                 $      1,326  $          -
  Income taxes payable                                        -         1,024
  Accrued expenses                                            -           464
  Accrued expenses - related party                       20,500         5,000
                                                   ____________  ____________
        Total Current Liabilities                        21,826         6,488
                                                   ____________  ____________

STOCKHOLDERS' EQUITY (DEFICIT):
  Common stock, $.001 par value,
   50,000,000 shares authorized,
   520,000 shares issued and
   outstanding                                              520           520
  Capital in excess of par value                          5,480         5,480
  Deficit accumulated during the
   development stage                                    (18,203)         (408)
                                                   ____________  ____________
        Total Stockholders' Equity (Deficit)            (12,203)        5,592
                                                   ____________  ____________
                                                   $      9,623  $     12,080
                                                   ____________  ____________






Note: The balance sheet at September 30, 2002 was taken from the audited financial statements at that date and condensed.

 The accompanying notes are an integral part of these unaudited condensed financial statements.

                         DOLPHIN PRODUCTIONS, INC.
                       [A Development Stage Company]

               UNAUDITED CONDENSED STATEMENTS OF OPERATIONS


                            For the Three        For the Six    From Inception
                            Months Ended        Months Ended      on June 26,
                              March 31,           March 31,      1998 Through
                         __________________  __________________    March 31,
                           2003      2002      2003      2002        2003
                         ________  ________  ________  ________  ____________
REVENUE                  $  2,000  $      -  $  2,000  $      -  $     37,890

EXPENSES:
  Selling                       -         -         -         -         4,561
  General and
    administrative         21,706       617    22,936     1,909        54,399
                         ________  ________  ________  ________  ____________
      Total Expenses       21,706       617    22,936     1,909        58,960
                         ________  ________  ________  ________  ____________

LOSS BEFORE INCOME
  TAXES                   (19,706)     (617)  (20,936)   (1,909)      (21,070)

CURRENT TAX EXPENSE
  (BENEFIT)                  (546)       (1)     (730)     (178)          294

DEFERRED TAX EXPENSE
  (BENEFIT)                (2,411)      (75)   (2,411)      (75)       (3,161)
                         ________  ________  ________  ________  ____________

NET LOSS                 $(16,749) $   (541) $(17,795) $ (1,656) $    (18,203)
                         ________  ________  ________  ________  ____________

LOSS PER COMMON SHARE    $   (.03) $   (.00) $   (.03) $   (.00) $       (.04)
                         ________  ________  ________  ________  ____________
















 The accompanying notes are an integral part of these unaudited condensed financial statements.

                         DOLPHIN PRODUCTIONS, INC.
                       [A Development Stage Company]

               UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS


                                                 For the Six    From Inception
                                                Months Ended      on June 26,
                                                  March 31,      1998 Through
                                             __________________    March 31,
                                               2003      2002        2003
                                             ________  ________  ____________
Cash Flows From Operating Activities:
 Net loss                                    $(17,795) $ (1,656) $    (18,203)
 Adjustments to reconcile net loss to net
  cash provided (used) by operating
  activities:
  Changes in assets and liabilities:
   (Increase) in income taxes receivable         (730)        -          (730)
   (Increase) in prepaid expenses                   -         -          (410)
   (Increase) in deferred tax assets           (2,411)      (75)       (3,161)
   Increase in accounts payable                 1,326         -         1,326
   Increase in accrued expenses - related
    party                                      15,500       500        20,500
   (Decrease) in income taxes payable          (1,024)     (178)            -
   Increase (decrease) in accrued expenses       (464)      222             -
                                             ________  ________  ____________
    Net Cash (Used) by Operating Activities    (5,598)   (1,187)         (678)
                                             ________  ________  ____________

Cash Flows From Investing Activities                -         -             -
                                             ________  ________  ____________
    Net Cash Provided by Investing Activities       -         -             -
                                             ________  ________  ____________

Cash Flows From Financing Activities:
 Proceeds from issuance of common stock             -         -         6,000
                                             ________  ________  ____________
    Net Cash Provided by Financing Activities       -         -         6,000
                                             ________  ________  ____________

Net Increase (Decrease) in Cash and Cash
 Equivalents                                   (5,598)   (1,187)        5,322

Cash and Cash Equivalents at Beginning of
 Period                                        10,920     9,883             -
                                             ________  ________  ____________

Cash and Cash Equivalents at End of Period   $  5,322  $  8,696  $      5,322
                                             ________  ________  ____________

Supplemental Disclosures of Cash Flow Information:
 Cash paid during the period for:
   Interest                                  $      -  $      -  $          -
   Income taxes                              $  1,024  $      -  $      1,024

Supplemental Schedule of Noncash Investing and Financing Activities:
  For the six months ended March 31, 2003:
     None

  For the six months ended March 31, 2002:
     None

 The accompanying notes are an integral part of these unaudited condensed financial statements.

                         DOLPHIN PRODUCTIONS, INC.
                       [A Development Stage Company]

             NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Organization - Dolphin Productions, Inc. ("the Company") was organized under the laws of the State of Nevada on June 26, 1998. The Company provides musical and other performance services for concerts and other events. The Company has not yet generated significant revenues from its planned principal operations and is considered a development stage company as defined in Statement of Financial Accounting Standards No. 7. The Company, at the present time, has not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors.

  Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2003 and 2002 and for the periods then ended have been made.

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's September 30, 2002 audited financial statements. The results of operations for the periods ended March 31, 2003 and 2002 are not necessarily indicative of the operating results for the full year.

  Fiscal Year - The Company's fiscal year-end is September 30th.

  Cash and Cash Equivalents - The Company considers all highly liquid debt investments purchased with a maturity of three months or less to be cash equivalents.

  Accounts and Loans Receivable - The Company records accounts and loans receivable at the lower of cost or fair value. The Company determines the lower of cost or fair value of nonmortgage loans on an individual asset basis. The Company recognizes interest income on an account receivable based on the stated interest rate for past-due accounts over the period that the account is past-due. The Company recognizes interest income on a loan receivable based on the stated interest rate over the term of the loan. The Company accumulates and defers fees and costs associated with establishing a receivable to be amortized over the estimated life of the related receivable. The Company estimates allowances for doubtful accounts and loan losses based on the aged receivable balance and historical losses. The Company records interest income on delinquent accounts and loans receivable only when payment is received. The Company first applies payments received on delinquent accounts and loans receivable to eliminate the outstanding principal. The Company charges off uncollectible accounts and loans receivable when management estimates no possibility of collecting the related receivable. The Company considers accounts and loans receivable to be past-due or delinquent based on contractual terms.

                         DOLPHIN PRODUCTIONS, INC.
                       [A Development Stage Company]

             NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [Continued]

  Revenue Recognition - The Company recognizes revenue from providing musical and other performances for concerts and other events for a negotiated fee in the period when the services are provided. The Company records only its fee from a concert performance and reflects the Company's expenses related to the performance as general and administrative expense. The Company recognizes revenue from the sale of compact discs when the product is delivered.

  Advertising Costs - Advertising costs, except for costs associated with direct-response advertising, are charged to operations when incurred. The costs of direct-response advertising are capitalized and amortized over the period during which future benefits are expected to be received. During the six months ended March 31, 2003 and 2002, advertising costs amounted to $0 and $0, respectively.

  Income Taxes - The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" [See Note 4].

  Loss Per Share - The computation of loss per share is based on the weighted average number of shares outstanding during the period presented in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share" [See Note 6].

  Accounting  Estimates  -  The  preparation  of  financial  statements   in
  conformity  with generally accepted accounting principles  in  the  United
  States of America requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimated by management.

  Recently Enacted Accounting Standards - Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations", SFAS No. 142, "Goodwill and Other Intangible Assets", SFAS No. 143, "Accounting for Asset Retirement Obligations", SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections", SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", SFAS No. 147, "Acquisitions of Certain Financial Institutions - an Amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9", and SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment of FASB Statement No. 123", were recently issued. SFAS No. 141, 142, 143, 144, 145, 146, 147 and 148 have no current applicability to the Company or their effect on the financial statements would not have been significant.

  Restatement - On January 15, 1999, the Company effected a 5-for-2 forward stock split. The financial statements have been restated, for all periods presented, to reflect the stock split [See Note 2].

                         DOLPHIN PRODUCTIONS, INC.
                       [A Development Stage Company]

             NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [Continued]

  Reclassification - The financial statements for periods prior to March 31, 2003 have been reclassified to conform to the headings and classifications used in the March 31, 2003 financial statements.

NOTE 2 - CAPITAL STOCK

  Common Stock - During June 1998, the Company issued 500,000 shares of its previously authorized but unissued common stock for cash of $2,000 (or $.004 per share).

  During January 1999, the Company issued 20,000 shares of its previously authorized but unissued common stock for cash of $4,000 (or $.20 per share).

  Stock Split - On January 15, 1999, the Company effected a five for two common stock split. The financial statements, for all periods presented, have been restated to reflect the stock split.

NOTE 3 - RELATED PARTY TRANSACTIONS

  Management Compensation and Accrued Expenses - Salary expense to the President for the six months ended March 31, 2003 and 2002 amounted to $500 and $500, respectively. At March 31, 2003, the Company owes a total of $5,500 in accrued salary to the President.

  Legal Services and Accrued Expenses - During the six months ended March 31, 2003 and 2002, respectively, the President provided legal services of $15,000 and $0 to the Company. At March 31, 2003, the Company owes a total of $15,000 in accrued legal fees to the President.

NOTE 4 - INCOME TAXES

  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. At March 31, 2003, the Company did not have a significant net operating loss carryforward. The amount of and ultimate realization of the benefits from the deferred tax assets for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. The net deferred tax assets, which consist mainly of accrued compensation, are approximately $3,161 and $750 as of March 31, 2003 and September 30, 2002, respectively.

                         DOLPHIN PRODUCTIONS, INC.
                       [A Development Stage Company]

             NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 5 - GOING CONCERN

  The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America which contemplate continuation of the Company as a going concern. However, the Company has current liabilities in excess of current assets, raising substantial doubt about the ability of the Company to continue as a going concern. In this regard, management is proposing to raise any necessary additional funds through loans or through additional sales of its common stock or through the possible acquisition of other companies. There is no assurance that the Company will be successful in raising this additional capital.

NOTE 6 - LOSS PER SHARE

  The following data show the amounts used in computing loss per share:

                            For the Three        For the Six    From Inception
                            Months Ended        Months Ended      on June 26,
                              March 31,           March 31,      1998 Through
                         __________________  __________________    March 31,
                           2003      2002      2003      2002        2003
                         ________  ________  ________  ________  ____________
    Net loss available to
    common shareholders
    (numerator)          $(16,749) $   (541) $(17,795) $ (1,656) $    (18,203)
                         ________  ________  ________  ________  ____________
    Weighted average
    number of common
    shares outstanding
    used in loss per
    share for the period
    (denominator)         520,000   520,000   520,000   520,000       517,665
                         ________  ________  ________  ________  ____________

  Dilutive loss per share was not presented, as the Company had no common stock equivalent shares for all periods presented that would affect the computation of diluted loss per share.

NOTE 7 - CONCENTRATION

  Geographic Region - During the six months ended March 31, 2003, all of the Company's sales and operations were located in and around Salt Lake City, Utah.

  Limited Source of Revenues - During the six months ended March 31, 2003, all of the Company's revenues were generated by services rendered at only one concert.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management's discussion and analysis of certain significant factors that have affected the Company's financial condition and operating results for the period included in the accompanying
financial statements.   The accompanying Unaudited Condensed Financial
Statements as of March 31, 2003, including the Notes to Unaudited Condensed Financial Statements, are, by this reference, included in this Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations Three Months Ended March 31, 2003 Compared to Three Months Ended March 31, 2002
DOLPHIN PRODUCTIONS, INC., revenues from concert services were $2000 for the quarter ended March 31, 2003 compared to concert revenues of $0 for the first quarter ended March 31, 2002. No concert services were provided by the Company during the second quarter of 2002. Services were provided for one event in 2003. All revenues generated in 2003 came from the single event.

DOLPHIN PRODUCTIONS, INC. recorded a net loss of $16,749 for the second quarter of fiscal year 2003 compared to a net loss of $541 for the second
quarter of fiscal year 2002.   The increase in the magnitude of the loss
for 2003 is largely attributable to the accrual in 2003 of $15,000 for legal costs associated with the Company's registration of its stock through the filing of a Form 10-SB registration statement in the second quarter of fiscal 2003.

DOLPHIN PRODUCTIONS, INC. has no plans to produce concerts or to provide concert-related services in the future, except as such services may be ancillary to the Company's development and promotion of its web site and the Internet marketing of recorded music.
DOLPHIN PRODUCTIONS, INC., has no prospects for generating revenues from its operations during the foreseeable future. The magnitude of the revenues, if any, will depend upon the Company's ability to implement an unproved process for generating revenues from making recorded music available to the public on the Internet.

Six Months Ended March 31, 2003 Compared to Six Months Ended March 31,
2002

For the six month period ended March 31, 2003, DOLPHIN PRODUCTIONS, INC., experienced a net lost, after giving effect to certain tax benefits (which may not be realized) of $17,795 as compared with a loss for the six months ended March 31, 2002, of $1,656. Again, the increase in the magnitude of the losses from 2002 to 2003 was largely the result of the accrual of legal costs associated with the registration of the Company's common stock.

Liquidity and Capital Resources

As of March 31, 2003, the Company had on hand cash of $5,322. It owed $1,326 to the CPA firm of Pritchett, Siler & Hardy and owed $20,500 in accrued liabilities payable to the Company's President and Chairman, Richard H. Casper. The Company's current liabilities of $21,826 exceed the cash ($5,322) that it had on hand as of March 31, 2003, by $16,504. The liability to the Company's President is not evidenced by a writing and does not currently bear interest. It is due upon demand.
The Company currently has no prospects or commitments from any parties to provide additional capital, cash or resources to the Company.

Item 3. Controls and Procedures

As of February 28, 2003, an informal evaluation was performed under the supervision and with the participation of the Company's management, including the CEO and CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective as of February 28, 2003. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to February 28, 2003.



                         PART II-OTHER INFORMATION
None


                                 SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         DOLPHIN PRODUCTIONS, INC.

Date: May 5, 2003                         /s/ Richard H. Casper


                                              -------------------
                                              Richard H. Casper,
                                              President and
                                              Principal Financial Officer


EXHIBIT 1

                         MANAGEMENT CERTIFICATION
I, Pamela Lindquist, certify that:
1. I have reviewed this quarterly report on Form 10-QSB of DOLPHIN PRODUCTIONS, INC.;
2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statement were made, not misleading with respect to the period covered by this quarterly report;
3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the"Evaluation Date"); and
c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and the registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



                         DOLPHIN PRODUCTIONS, INC.


Date: May 5, 2003                         /s/ Pamela Lindquist

                                              -------------------
                                              Pamela Lindquist,
                                              Vice President and
                                              Principal Financial Officer





EXHIBIT 2

                         MANAGEMENT CERTIFICATION
I, Richard H. Casper, certify that:
1. I have reviewed this quarterly report on Form 10-QSB of DOLPHIN PRODUCTIONS, INC.;
2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statement were made, not misleading with respect to the period covered by this quarterly report;
3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the"Evaluation Date"); and
c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: May 5, 2003                           /s/ Richard H. Casper


                                              -------------------
                                              Richard. H. Casper,
                                              President and
                                              Principal Executive Officer



EXHIBIT 3

Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002.

In connection with the Quarterly Report of DOLPHIN PRODUCTIONS, INC., (the "Company") on Form 10-QSB for the quarter ended March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned Chief Executive Officer and Chief Financial Officer of the Company certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 that:
(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.

/s/ Richard H. Casper

    -----------------------------
    Richard H. Casper
    Chief Executive Officer


/s/ Pamela Lindquist

    -----------------------------
    Pamela Lindquist
    Chief Financial Officer