Form 10QSB
period 2003-06-30
DOLPHIN PRODUCTIONS INC
filed 2003-08-14
CIK 1076541

U.S. Securities and Exchange Commission

                     Washington D.C. 20549

                          Form 10-QSB
                          (Mark One)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                     EXCHANGE ACT OF 1934
         For the quarterly period ended June 30, 2003

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT For the transition period from ______________ to _______________

                Commission file number 0-50164

                   DOLPHIN PRODUCTIONS, INC.

(Exact name of small business issuer as specified in its charter)


                   Nevada                                  87-0618756
-------------------------------------  --------------------------------------
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 520,000 as of June 30, 2003.

                   DOLPHIN PRODUCTIONS, INC.
                     INDEX TO FORM 10-QSB

                                                                        PAGE
PART I      FINANCIAL INFORMATION                                       NUMBER

  Item 1.   Financial Statements for DOLPHIN PRODUCTIONS, INC.            3-10


              Unaudited Condensed Balance Sheets
              June 30, 2003 and September 30, 2002

              Consolidated Statements of Operations -
              Three Months Ended June 30, 2003 and June 30, 2002
              Nine Months Ended June 30, 2003 and June 30, 2002

              Consolidated Statements of Cash Flows -
              Nine Months Ended June 30, 2003 and June 30, 2002

              Notes to Unaudited Condensed Financial Statements


  Item 2.   Management's Discussion and Analysis of                         11
            Financial Condition and Results of Operation


  Item 3.   Controls and Procedures                                         12

PART II     OTHER INFORMATION                                               12

SIGNATURE                                                                   13

Item 1. Financial Statements for DOLPHIN PRODUCTIONS, INC.



                         DOLPHIN PRODUCTIONS, INC.
                       [A Development Stage Company]




                                 CONTENTS

                                                                 PAGE

        -    Unaudited Condensed Balance Sheets,
             June 30, 2003 and September 30, 2002                  4


        -    Unaudited Condensed Statements of Operations,
             for the three and nine months ended June 30, 2003
             and 2002 and from inception on June 26, 1998
             through June 30, 2003                                 5


        -    Unaudited Condensed Statements of Cash Flows,
             for the nine months ended June 30, 2003
             and 2002 and from inception on June 26, 1998
             through June 30, 2003                                 6


        -    Notes to Unaudited Condensed Financial Statements   7 - 10

                         DOLPHIN PRODUCTIONS, INC.
                       [A Development Stage Company]

                    UNAUDITED CONDENSED BALANCE SHEETS


                                  ASSETS

                                           June 30,  September 30,
                                             2003         2002
                                         ___________  ___________
CURRENT ASSETS:
  Cash                                    $    4,186   $   10,920
  Income taxes receivable                        730            -
  Prepaid expenses                                 -          410
  Deferred tax assets                              -          750
                                         ___________  ___________
     Total Current Assets                      4,916       12,080
                                         ___________  ___________
                                          $    4,916   $   12,080
                                         ___________  ___________


              LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
  Accounts payable                        $    1,156   $        -
  Income taxes payable                             -        1,024
  Accrued expenses                                 -          464
  Accrued expenses - related party            21,000        5,000
                                         ___________  ___________
     Total Current Liabilities                22,156        6,488
                                         ___________  ___________

STOCKHOLDERS' EQUITY (DEFICIT):
  Common stock, $.001 par value,
   50,000,000 shares authorized,
   520,000 shares issued and
   outstanding                                   520          520
  Capital in excess of par value               5,480        5,480
  Deficit accumulated during the
   development stage                        (23,240)        (408)
                                         ___________  ___________
     Total Stockholders' Equity (Deficit)   (17,240)        5,592
                                         ___________  ___________
                                          $    4,916   $   12,080
                                         ___________  ___________






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

                         DOLPHIN PRODUCTIONS, INC.
                       [A Development Stage Company]

               UNAUDITED CONDENSED STATEMENTS OF OPERATIONS


                        For the Three        For the Nine     From Inception
                         Months Ended        Months Ended       on June 26,
                           June 30,            June 30,        1998 Through
                       __________________  ____________________   June 30,
                         2003      2002      2003       2002        2003
                       _________  _______  _________  _________   ________
REVENUE                $      - $      -   $  2,000   $      -    $ 37,890

EXPENSES:
  Selling                     -        -          -          -       4,561
  General and
    administrative        1,876      617     24,812      2,526      56,275
                       _________  _______  _________  _________   ________
      Total Expenses      1,876      617     24,812      2,526      60,836
                       _________  _______  _________  _________   ________

LOSS BEFORE INCOME
  TAXES                  (1,876)    (617)   (22,812)    (2,526)    (22,946)

CURRENT TAX EXPENSE
  (BENEFIT)                   -       (1)      (730)      (179)        294

DEFERRED TAX EXPENSE
  (BENEFIT)               3,161      (75)       750       (150)          -
                       _________  _______  _________  _________   ________

NET LOSS               $ (5,037)  $ (541)  $(22,832)  $ (2,197)   $(23,240)
                       _________  _______  _________  _________   ________

LOSS PER COMMON SHARE  $   (.01)  $ (.00)  $   (.04)  $   (.00)   $   (.04)
                       _________  _______  _________  _________   ________

















 The accompanying notes are an integral part of these unaudited condensed financial statements.

                         DOLPHIN PRODUCTIONS, INC.
                       [A Development Stage Company]

               UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS


                                          For the Nine    From Inception
                                          Months Ended      on June 26,
                                            June 30,       1998 Through
                                     ____________________    June 30,
                                         2003      2002        2003
                                     __________  _________   _________
Cash Flows from Operating Activities:
 Net loss                             $(22,832)  $ (2,197)   $(23,240)
 Adjustments to reconcile net
   loss to net cash provided (used)
   by operating activities:
  Changes in assets and liabilities:
    (Increase) in income taxes
       receivable                          (730)        -        (730)
    (Increase) decrease in
       prepaid expenses                     410      (670)          -
    (Increase) in deferred tax assets       750      (150)          -
    Increase in accounts payable          1,156         -       1,156
    Increase in accrued expenses
       - related party                   16,000     1,000      21,000
    (Decrease) in income taxes
       payable                           (1,024)     (179)          -
    Increase (decrease) in
       accrued expenses                    (464)      333           -
                                     __________  _________   _________
     Net Cash (Used) by
      Operating Activities               (6,734)   (1,863)     (1,814)
                                     __________  _________   _________

Cash Flows from Investing Activities          -         -           -
                                     __________  _________   _________
     Net Cash Provided by
      Investing Activities                    -         -           -
                                     __________  _________   _________

Cash Flows from Financing Activities:
 Proceeds from issuance of common stock       -         -       6,000
                                     __________  _________   _________
     Net Cash Provided by
      Financing Activities                    -         -       6,000
                                     __________  _________   _________

Net Increase (Decrease) in Cash
  and Cash Equivalents                   (6,734)   (1,863)      4,186

Cash and Cash Equivalents
  at Beginning of Period                 10,920     9,883           -
                                     __________  _________   _________

Cash and Cash Equivalents
  at End of Period                      $ 4,186   $ 8,020   $   4,186
                                     __________  _________   _________

Supplemental Disclosures of Cash Flow Information:
 Cash paid during the period for:
   Interest                             $     -   $     -   $       -
   Income taxes                         $ 1,024   $     -   $   1,024

Supplemental Schedule of Non-cash Investing and Financing Activities:
  For the nine months ended June 30, 2003:
     None

  For the nine months ended June 30, 2002:
     None

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

  Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2003 and 2002 and for the periods then ended have been made.

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's September 30, 2002 audited financial statements. The results of operations for the periods ended June 30, 2003 and 2002 are not necessarily indicative of the operating results for the full year.

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

  Advertising Costs - Advertising costs, except for costs associated with direct-response advertising, are charged to operations when incurred. The costs of direct-response advertising are capitalized and amortized over the period during which future benefits are expected to be received. During the nine months ended June 30, 2003 and 2002, advertising costs amounted to $0 and $0, respectively.

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

  Recently Enacted Accounting Standards - Statement of Financial Accounting Standards ("SFAS") No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", SFAS No. 147, "Acquisitions of Certain Financial Institutions - an Amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9", SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment of FASB Statement No. 123", SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities", and SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity", were recently issued. SFAS No. 146, 147, 148, 149 and 150 have no current applicability to the Company or their effect on the financial statements would not have been significant.

  Restatement - On January 15, 1999, the Company effected a 5-for-2 forward stock split. The financial statements have been restated, for all periods presented, to reflect the stock split [See Note 2].

  Reclassification - The financial statements for periods prior to June 30, 2003 have been reclassified to conform to the headings and classifications used in the June 30, 2003 financial statements.

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

NOTE 3 - RELATED PARTY TRANSACTIONS

  Management Compensation and Accrued Expenses - Salary expense to the President for the nine months ended June 30, 2003 and 2002 amounted to $1,000 and $1,000, respectively. At June 30, 2003, the Company owes a total of $6,000 in accrued salary to the President.

  Legal Services and Accrued Expenses - During the nine months ended June 30, 2003 and 2002, respectively, the President provided legal services of $15,000 and $0 to the Company. At June 30, 2003, the Company owes a total of $15,000 in accrued legal fees to the President.

NOTE 4 - INCOME TAXES

  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. At June 30, 2003, the Company has available unused operating loss carryforwards of approximately $1,900, which may be applied against future taxable income and which expire in 2023.

  The  amount of and ultimate realization of the benefits from the  deferred tax assets for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the deferred tax assets, the Company has established a valuation allowance equal to their tax effect and, therefore, no deferred tax asset has been recognized for the deferred tax assets. The net deferred tax assets, which consist mainly of accrued compensation, are approximately $3,400 and $750 as of June 30, 2003 and September 30, 2002, respectively, with an offsetting valuation allowance of the same amount, resulting in a change in the valuation allowance of approximately $3,400 during the nine months ended June 30, 2003.

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

NOTE 6 - LOSS PER SHARE

  The following data show the amounts used in computing loss per share:

                        For the Three       For the Nine    From Inception
                         Months Ended        Months Ended     on June 26,
                           June 30,            June 30,       1998 Through
                       _________________  ___________________  June 30,
                         2003     2002     2003        2002      2003
                       ________  _______  ________   ________  ________
 Net loss available
 to common shareholders
 (numerator)           $(5,037)  $ (541)  $(22,832)  $(2,197)  $(23,240)
                       ________  _______  ________   ________  ________
 Weighted average
 number of common
 shares outstanding
 used in loss per
 share for the period
 (denominator)          520,000  520,000   520,000    520,000   517,781
                       ________  _______  ________   ________  ________

  Dilutive loss per share was not presented, as the Company had no common stock equivalent shares for all periods presented that would affect the computation of diluted loss per share.

NOTE 7 - CONCENTRATION

  Geographic Region - During the nine months ended June 30, 2003, all of the Company's sales and operations were located in and around Salt Lake City, Utah.

  Limited Source of Revenues - During the nine months ended June 30, 2003, all of the Company's revenues were generated by services rendered at only one concert.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management's discussion and analysis of certain significant factors that have affected the Company's financial condition and operating results for the period included in the accompanying financial statements.
The accompanying Unaudited Condensed Financial Statements as of June 30, 2003, including the Notes to Unaudited Condensed Financial Statements, are, by this reference, included in this Management's Discussion and Analysis of Financial Condition and Results of Operations.
Results of Operations

Three Months Ended June 30, 2003 Compared to Three Months Ended June 30, 2002

DOLPHIN PRODUCTIONS, INC., did not generate revenues of any kind during the quarters ended June 30, 2003, and June 30, 2002, respectively. No concerts were presented by the Company during either period. All revenues generated in 2003 came from the single event. The Company has no plans to produce concerts or to provide concert services. The Company is in the process of exploring the feasibility of its entry into the business of marketing original music through e-commerce.

DOLPHIN PRODUCTIONS, INC. recorded a net loss of $5,037 for the third quarter of fiscal year 2003 compared to a net loss of $541 for the third quarter of
fiscal year 2002.   In prior periods, the Company has reflected in its
financial statements certain potential tax benefits which may be available to the Company in the form of tax-loss carryforwards. However, because of the uncertainty that the Company will be able to take advantage of those carryforwards, the Company has partially offset the carryforward amount with a "valuation allowance" that reflects that uncertainty. The net effect of the offsetting "valuation allowance" and the loss carryforward for the third quarter was a net cost of $3,161. The Company also incurred higher professional fees associated with the Company's quarterly reporting requirements in connection with the registration of the Company's stock through the filing of a Form 10-SB registration statement in the second quarter of fiscal 2003.

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

Nine Months Ended June 30, 2003 Compared to Nine Months Ended June 30, 2002

For the nine month period ended June 30, 2003, DOLPHIN PRODUCTIONS, INC., experienced a net lost of $22,832, after giving effect to estimated net tax costs of $750 as compared with a loss for the nine months ended June 30, 2002, of $2,197. Again, the increase in the magnitude of the losses from 2002 to 2003 was largely the result of the costs associated with the registration of the Company's common stock.

Liquidity and Capital Resources

As of June 30, 2003, the Company had on hand cash of $4,186. It owed $1,156 to the CPA firm of Pritchett, Siler & Hardy and owed $21,000 in accrued liabilities payable to the Company's President and Chairman, Richard H. Casper. The Company's current liabilities of $22,156 exceed the cash ($4,186) that it had on hand as of June 30, 2003, by $17,970.

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



                   DOLPHIN PRODUCTIONS, INC.


Date: August 12, 2003                         /s/ Richard H. Casper


                                              ---------------------------
                                              Richard H. Casper, President