Form 10KSB
period 2003-09-30
DOLPHIN PRODUCTIONS INC
filed 2003-12-31
CIK 1076541

U.S. Securities and Exchange Commission


                           Washington D.C. 20549


                                Form 10-KSB

                                (Mark One)

      [ X ] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES


                           EXCHANGE ACT OF 1934


               For the fiscal year ended September 30, 2003


    [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

     For the transition period from ______________ to _______________


                      Commission file number 0-50164


                         DOLPHIN PRODUCTIONS, INC.


     (Exact name of small business issuer as specified in its charter)

          Nevada                                  87-0618756

-------------------------------------     ----------------------------

(State or other jurisdiction of           (Employer Identification No.)
    incorporation or organization)


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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 520,000 as of September 30, 2003.

Securities registered pursuant to section 12(b) of the Act:

Title of each class       Name of each exchange on which registered
        None                                  N/A
------------------        -----------------------------------------

Securities registered pursuant to section 12(g) of the Act:
                                   None
                             ---------------
                             (Title of class)

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year:  $2,000

State the aggregate market value of the voting and nonvoting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days: There is no active market for the Companys securities and, to the best of the Companys knowledge, there have been no transfers of any of the Companys securities within the last year.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

HISTORY AND ORGANIZATION

Dolphin Productions, Inc., (the Company) was organized under the laws of the state of Nevada on June 26, 1998. The Company has provided musical and other performance services for concerts and public events. During 2003, the Company determined to shift its emphasis away from the presentation of concerts and toward the acquisition and Internet marketing of musical properties. The Company has acquired rights to the domain name dolphinproductions.net and is in the process of laying the legal and financial groundwork for the transition to the new business emphasis. The Company has not generated any revenues from Internet marketing of musical properties.

ITEM 2. DESCRIPTION OF PROPERTIES

Dolphin Productions, Inc., conducts limited operations from a business office at 39 Exchange Place in Salt Lake City, Utah. The space is adequate for its daily operations. During the transition of its business to an Internet marketing enterprise, the Companys principle place of business will be through its executive offices.

ITEM 3. LEGAL PROCEEDINGS

None.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

None.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Common Stock is not quoted or traded on any network or exchange. There is no active market for the Common Stock. The Company is aware of no sales or transfers of the Common Stock during the last two years.

RECENT SALES OF UNREGISTERED SECURITIES

There have been no sales of the Companys Common Stock in the last two years.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Liquidity and Capital resources

Total assets of the Company at September 30, 2003, were $3,725, consisting of cash in the amount of $2,995 and income taxes receivable of $730. As of September 30, 2002, the Company had a cash balance of $10,920, for a net reduction in cash balance of $7,925 during the year. At September 30, 2003, the Company has available unused operating loss carryforwards of approximately $3,000 which may be applied against future taxable income and which expire in 2023.

Liabilities at September 30, 2003, consisted of $1,060 that was owed to the Companys independent CPA firm, Pritchett, Siler & Hardy. The amount was paid in October of 2003. During the fiscal year ended September 30, 2003, the Company incurred a liability to Richard H. Casper, the Companys Chairman and President, for legal and consulting fees. The fees were charged primarily for work done in connection with the filing of the registration of the Companys securities during 2003. No legal fees were incurred in the previous fiscal year ended September 30, 2002.

As of September 30, 2003, had a working capital deficit of ($18,835), after giving effect to a decrease of $7,925 in cash and cash equivalents during the fiscal year.

Results of Operations

Revenues for the fiscal year 2003 were $2000, compared to revenues of $7,520 during the previous fiscal year. The result reflects the winding down of the Companys concert business and the beginning of its new concentration on the Internet sale of original recorded music. No revenues have been generated from the Companys new business.

The Net Loss for the year 2003 was ($24,427) ($0.05 per share) compared to a Net Loss of ($519) in 2002 ($0.00 per share).

The Company faces a short-term liquidity problem in connection with its transition from a producer of concerts to a new emphasis on Internet marketing of music. It has yet to generate any revenues from Internet marketing. In order to continue operations, the Company will likely be required to raise additional capital during the next six months.

Cautionary Statement Regarding Forward-Looking Statements

Statements made in this document that express the Company's or management's
Intentions, plans, beliefs, expectations or predictions of future events, are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are made pursuant to and in reliance on the safe harbor provisions of such sections. The words "believe", "expect","intend", "estimate", "anticipate", "will" and similar expressions are intended to further identify such forward-looking statements, although not all forward-looking statements contain these identifying words. Those statements are based on many assumptions and are subject to many known and unknown risks, uncertainties and other factors that could cause the Company's actual activities, results or performance to differ materially from those anticipated or projected in such forward-looking statements, including risk factors summarized below. The Company cannot guarantee future results, levels of activity, performance or achievements and investors should not place undue reliance on the Company's forward-looking statements. The forward-looking statements contained herein represent the judgment of the Company as of the date of this document, and the Company expressly disclaims any intent, obligation or undertaking to update or revise such forward-looking statements to reflect any change in the Company's expectations with regard thereto or any changes in events, conditions or circumstances on which any such statements are based.

Risk Factors

Factors that could cause the Company's actual activities and results of performance to differ materially from the Company's or management's intentions, plans, beliefs, expectations or predictions of future events include risks and uncertainties relating to the following:

The Company has lost money historically and is about to embark upon an enterprise in which it has no experience or operating history. The Company had net losses for the years ended September 30, 2003 and 2002. The Company's future operations may not be profitable. If the Company is not profitable in the future, the value of the Company's common stock may fall and the Company could have difficulty obtaining funds to continue its operations. The Company's balance sheet is weak. The Company lacks the capital to compete aggressively. The Company's ability to grow and to compete is constrained by its lack of capital.

The Company may not generate sufficient cash flow from operations to meet its current and future obligations. The Company may not be able to generate sufficient free cash flow from its operations to meet all of its current and future payments obligations. Any debt incurred to finance the transition of the Companys business will increase the Company's future payment obligations.

The Company needs to raise additional capital, which capital may not be available on acceptable terms or at all. The Company needs to raise additional funds, both for operating capital and for the development of its acquisition and marketing of music through the Internet. The Company may not be able to obtain the needed additional financing on favorable terms or at all. If the Company cannot raise capital on acceptable terms, the Company may not be able to: meet all of its current and future payment obligations; develop its Internet marketing business; pursue acquisition opportunities; enhance its infrastructure; hire, train and retain employees; or respond to competitive pressures or unanticipated requirements. The Company's failure to do any of these things could seriously harm the Company and the Company's stock.

The Company may seek to acquire with stock companies or assets that complement and/or enhance the Companys transition into the Internet marketing business. The Company may not be able to negotiate, finance or close such acquisitions. The Company may not be able to negotiate such acquisitions on acceptable terms or at all. If such acquisitions are successfully negotiated, the terms thereof may require the Company to incur additional indebtedness or issue equity. The Company may not be able to obtain such financing on acceptable terms or at all.
The terms and conditions of acquiring businesses or assets could adversely affect the value of the Company's stock. In order to consummate acquisitions, the Company may be required to take action that could adversely affect the value of the Company's stock, such as issuing common stock, convertible preferred stock, convertible subordinated debt, or other equity-linked securities, potentially resulting in the dilution of existing shareholder interests or in other adverse effects upon existing shareholders; undertaking a reverse stock split; changing the name, Board of Directors, or officers of the Company; entering into new lines of business; forming business combinations or strategic alliances with potential business partners; or taking other actions. Any one or more of these actions may adversely affect the Company and the Company's common stock.

The Company may experience difficulty in handling growth. The Company expects to grow both by hiring new employees and by servicing new business and markets. Growth will place a significant strain on the Company's management and on the Company's operating and financial systems. The Company's personnel, systems, procedures and controls may be inadequate to support the Company's future operations. In order to accommodate the increased size of the Company's operations, the Company will need to hire, train and retain appropriate personnel to manage the Company's operations. The Company will also need to improve its financial and management personnel, controls, reporting systems and operating systems.

The Company's growth will depend on its ability to attract and retain key personnel who are capable of managing growth in the e-commerce.

Weak general economic and business conditions may adversely affect the Company's revenues and operating margins. Weak general economic and business conditions, international tensions and wars, globally, nationally, regionally or locally, may have a significant adverse effect on the Company's revenues and operating margins.

The Company faces competition from competitors that are larger, more established and better capitalized. Competition in the Internet marketing and music industries is intense. If the Company fails to compete successfully against current or future competitors, the Company's business, financial condition and operating results would be seriously harmed.

Because relatively low barriers to entry characterize the Company's current and many prospective markets, the Company expects other companies to enter its markets. In addition, some of the Company's competitors may develop technologies, markets and inventories that are superior to, or have greater market acceptance than, the technologies and inventory that the Company may offer.

The Company currently holds a very small number of enforceable intellectual property rights with only a few relatively unknown artists. The Company's revenues may be uncertain and difficult to predict.

The Company's success depends upon the continued use of the Internet as a means for marketing original music and the ability of the Company to compete against larger and better capitalized companies that have an existing presence in the marketplace.

Increasing government regulations or taxation could adversely affect the Company's business. The Company is affected not only by regulations applicable to businesses generally, but also by laws, regulations and taxes directly applicable to e-commerce. Although there are currently few such laws, regulations and taxes, state, federal and foreign governments may adopt laws, regulations and taxes. Any such legislation, regulation or tax could dampen the growth of the Internet and decrease its acceptance as a commercial medium. If such a decline occurs, companies may decide in the future not to use the Company's services. This decrease in the demand for the Company's services would seriously harm the Company's business and operating results. Any new laws, regulation and taxes may govern, restrict, tax or affect any of the following issues: user privacy, the pricing and taxation of goods and services offered over the Internet;
the content of web sites; consumer protection; and the characteristics and quality of products and services offered over the Internet.

Inability to protect the Company's intellectual property. The Company intends to acquire intellectual property rights to music and other creations. The Company cannot guarantee that it can safeguard or deter misappropriation of the Company's inventory of intellectual property rights. In addition, the Company may not be able to detect unauthorized use of the Company's intellectual property and take appropriate steps to enforce the Company's rights. If third parties infringe or misappropriate the Company's copyrights, or other proprietary information or intellectual property, the Company's business could be seriously harmed. In addition, although the Company believes that their proprietary rights do not infringe the intellectual property rights of others, other parties may assert infringement claims against the Company or claim that the Company has violated their intellectual property rights. Such claims, even if not true, could result in significant legal and other costs and may be a distraction to the Company's management.

The Company's stock is illiquid. The Company's stock is not currently traded by any market-makers or on any exchange. Consequently, shareholders may find it difficult to sell their common stock in the Company, and the owners of potential acquisition target companies may find the Company's common stock to be unacceptable consideration in any proposed transaction.

A significant portion of the Company's stock is owned by insiders. The current directors and officers of the Company beneficially own a significant percentage of the Company's outstanding shares of common stock. Accordingly, these stockholders will have substantial influence over the Company's policies and management.

The Company has not paid dividends and does not expect to do so in the foreseeable future. The Company has not paid dividends since its inception and does not expect to in the foreseeable future, so the Company's stockholders will not be able to receive any return on their investment without selling their shares. The Company presently anticipates that all earnings, if any, will be retained for development of the Company's business. Any future dividends will be subject to the discretion of the Board of Directors and will depend on, among other things, the Company's future earnings, operating and financial condition, capital requirements, and general business conditions.

SEGMENT ANALYSIS

All of the Company's operations are conducted within a single operating segment.

ITEM 7.  FINANCIAL STATEMENTS

The financial statements of the Company are set forth immediately following the signature page to this form 10-KSB.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     None.

PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
         PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The following table sets forth the executive officers, directors and significant employees of the Company:


Name                                         Age and Office

Richard H. Casper:       Age 58, President, Director and Chairman of
                                 the Board of Directors.

Scott S. Summerhays:     Age 40, Vice President and Director.

David Schuder:           Age 53, Vice President and Director.

Kristy Chambers:         Age 40, Director and Secretary.

Jared Ryde Casper:       Age 35, Vice President and general counsel.

Jerry C. Carter:         Age 58.  Director.

Pamela Lindquist:        Age 34.  Director, vice-president and
                                  assistant secretary.

     The following are biographical summaries of the experience of the officers and directors of the Company:

Richard H. Casper:  Attorney since 1982.  Member of the Utah State Bar.
                    Masters degree in Business Administration (MBA) from University of Utah (1975); practiced as CPA in California, Idaho and Utah between 1970 and 1982. Executive vice president of trucking company from 1974-1979. For the last five years, Mr. Casper has been a self-employed attorney and business consultant. He has been president and chairman of the board of directors of the Company since its inception.

Scott S. Summerhays:     B.S. Degree from University of Utah (1989).
                    Masters degree in Business Administration (MBA) from University of Utah (1991). Honors Graduate, Deans Scholar. President and Chief Operating Officer of Summerhays Music Centers, the largest dealer of music instruments in Utah. For the last five years, Mr. Summerhays has been employed by Summerhays Music Centers, Inc. He has been a director since December of 2002. Does not own stock in the Company.

David L. Schuder:        Talent and booking agent in Nashville, Tennessee.
                    Mr. Schuder holds a bachelor of fine arts degree from Purdue University. He is general manager of ACTS, a talent and booking agency in Nashville, Tennessee. Since 1998, Mr. Schuder has held similar positions with Entertainment Artists, Inc., and with Pacific Music Group in Nashville. He has been vice-president and a director of the Company since its inception in 1998. Owns 2500 shares of the Companys stock.
Kristy Chambers:         Bachelor of Arts degree from UCLA; masters degree
                    in taxation from Washington School of Law. Certified Public Accountant (CPA) licensed in California and Utah. Currently Chief Financial Officer of Planned Parenthood of Utah (PPU). During the last five years, she has been comptroller and chief financial officer of PPU, of McCall Management and of Summerhays Music Centers, Inc. She has been an officer of the Company from its inception in 1998. Owns 1,000 shares of the Companys stock.

Jared R. Casper:         Attorney practicing with the firm of Ivie and
                    Young in Provo, Utah. Graduate of Gonzaga University College of Law. During the last five years, he has practiced law in Utah. He has been an officer of the Company since December of 2002. Jared R. Casper is the nephew of Richard H. Casper, President and Charirman of the Board. Does not own any shares of the Companys stock.

Jerry C. Carter:         President and Chief operating officer of Carter
                    Enterprises of St. Anthony, Idaho, a manufacturer and international exporter of archery equipment. He has held that position for the past fifteen years. He has been a director of the Company since December of 2002. Owns 1,000 shares of the Companys stock.

Pamela Lindquist:        Musician and private investigator.  She holds a
                    bachelors degree from Brigham Young University. For the last five years, she has been a self-employed musician and private investigator. She has been an officer and director of the Company since its inception in 1998, with the exception of a two-month hiatus between November of 2002 and January of 2003. Owns 5,000 shares of the Companys stock.


     Audit Committee: At the meeting of the board of directors held on March 18, 2003, the Company formed an Audit and Compensation Committee chaired by Kristy Chambers, CPA. She is a licensed CPA and is the audit committee financial expert. As an officer of the Company, she is not independent as that term is used in Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act.

     All officers and directors devote full-time to other professional pursuits. No officer or director devotes, on average, more than four hours per month to the business of the Company.

     The Company currently has no plan or commitment to pay any officers or directors in cash or stock. However, the Companys Audit and Compensation Committee will determine levels of future compensation that are commensurate with the contributions of each officer and director.

     All directors hold office until the next annual meeting of stockholders and until their successors have been duly elected and qualified. There are no agreements with respect to the election of directors. The Company does not have any standing committees.

To the knowledge of management, during the past five years, no present or former director or executive officer of the Company:
(1) filed a petition under the federal bankruptcy laws or any state insolvency law, nor had a receiver, fiscal agent or similar officer appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which such person was an executive officer at or within two years before the time of such filing;
(2) was convicted in a criminal proceeding or named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);
(3) was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining such person from or otherwise limiting, the following activities:
(i) acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, associated person of any of the foregoing, or as an investment advisor, underwriter, broker or dealer in securities, or as an affiliate person, director or employee of any investment company, or engaging in or continuing any conduct or practice in connection with such activity;
(ii) engaging in any type of business practice; or
(iii) engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or statesecurities laws or federal commodities laws;
(4) was the subject of any order, judgment, or decree, not subsequently reversed, suspended, or vacated, of any federal or state authority barring, suspending, or otherwise limiting for more than 60 days the right of such personto engage in any activity described above, or to be associated with persons engaged in any such activity;
(5) was found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission to have violated any federal or state securities law, and the judgment in such civil action or finding by the Securities and Exchange Commission has not been subsequently reversed, suspended, or vacated.
(6) was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     The Company is not subject to the requirements of Section 16(a) of the
Exchange Act.

ITEM 10.  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

During the fiscal year ended September 30, 2003, the Company accrued a liability of $16,500 for unpaid fees and compensation payable to Richard
H. Casper, the Companys president and chairman. No other compensation has been paid or accrued. No compensation has been paid to any member of the Board or to any member of management.

Bonuses and Deferred Compensation

      None

Compensation Pursuant to Plans.

     None.

Pension Table

     None.

Other Compensation

     None.

Compensation of Directors.

     None.

Employment Contracts and Termination of Employment, and Change-in-Control Arrangements.

     There are no compensatory plans or arrangements, including payments to be received from the Company, with respect to any person named in the Cash Compensation section set out above which would in any way result in payments to any such person because of his resignation, retirement, or other termination of such person's employment with the Company or its subsidiaries, or any change in control of the Company, or a change in the person's responsibilities following a change in control of the Company.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding beneficial ownership of the Companys Common Stock as of September 30, 2003 by: (i) each person who is known by the Company to own beneficially more than 5% of the outstanding shares of Common Stock, (ii) each director of the Company, (iii) each of the named executives and (iv) all directors and executive officers of the Company as a group. At September 30, 2003, there were 520,000 shares of Common Stock issued and outstanding.


Name and Address of  Amount and Nature     Percent of Class (1)
Beneficial Owner     of Beneficial
                     Ownership

Richard H. Casper    481,500 shares held       92.596 %
President, Director  as Personal
and                  Holdings (199,000
Chairman of the      shares) and by
Board                rules of
2068 Haun Avenue     attribution for
Salt Lake City, Utah beneficial
84121                interests held by
                     Casper Partners,
                     LC, (282,500
                     shares) a Utah
                     limited liability
                     company controlled
                     by Mr. Casper

Scott S. Summerhays  0                          0.00%
Director

David L. Schuder     2500                       0.48%
Director

Kristy Chambers      1000                       0.19%
Secretary, Director

Jared R. Casper      0                          0.00%
Vice-President

Jerry C. Carter      1000                       0.19%
Director

Pamela Lindquist     5000                       1.00%
Director, Vice-
President


(1) Based on 520,000 shares of common stock outstanding as of September 30, 2002, as of December 31, 2002, and as of the date of this statement.

Common    Directors and Officers as a Group:

                    491,000 shares             94.42%

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

TRANSACTIONS WITH MANAGEMENT AND OTHERS

During the fiscal year ended September 30, 2003, Richard H. Casper, the Chairman and CEO, provided legal and management services to the Company, including legal services in connection with the registration of the Companys Common Stock. The Company accrued a liability of $16,500 for those services.

Since June, the Company has utilized a portion of Mr. Caspers office, without rent, at 39 Exchange Place, Salt Lake City, Utah.

TRANSACTIONS WITH PROMOTERS

Not applicable.

ITEM 13. EXHIBITS AND REPORTS

(a)(1)FINANCIAL STATEMENTS. The following financial statements are filed as part of this report:

Title of Document
-----------------
Report of Pritchett, Siler & Hardy, Certified Public Accountants

Independent Auditors Report

Balance Sheet, September 30, 2003


Statements of Operations, for the years ended September 30, 2003, and 2002, and from inception on June 26, 1998, through September 30, 2003.

Statement of Stockholders' Equity from inception on June 26, 1998, through September 30, 2003.

Statements of Cash Flows for the years ended September 30, 2003, and 2002 and from inception on June 26, 1998 through September 30, 2003.

Notes to Financial Statements

 (a)(2)FINANCIAL STATEMENT SCHEDULES. The following financial statement schedules are included as part of this report:

     None.

 (a)(3)EXHIBITS.  The following exhibits are filed as part of this report:

     NONE


(b)      REPORTS ON FORM 8-K.

     None

                                SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 23rd day of December, 2003.


                                Dolphin Productions, Inc.


                                By: /s/ Richard H. Casper
                                ----------------------------------
                                Richard H. Casper
                                President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated on this 30th day of December, 2003.

Signature                               Title

/s/ Richard H. Casper           Chairman and President
------------------------
Richard H. Casper


/s/ Pamela Lindquist            Director and Chief Financial Officer
------------------------
Pamela Lindquist






PART II-OTHER INFORMATION
None

                                 SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         DOLPHIN PRODUCTIONS, INC.


Date: December 30, 2003                         /s/ Richard H. Casper

                                              -----------------------

                                              Richard H.Casper, President

                         DOLPHIN PRODUCTIONS, INC.
                       [A Development Stage Company]

                           FINANCIAL STATEMENTS

                            SEPTEMBER 30, 2003

                         DOLPHIN PRODUCTIONS, INC.
                       [A Development Stage Company]




                                 CONTENTS

                                                             PAGE

        -  Independent Auditors' Report                        1


        -  Balance Sheet, September 30, 2003                   2


        -  Statements of Operations, for the years ended
             September 30, 2003 and 2002 and from
             inception on June 26, 1998 through
             September 30, 2003                                3


        -  Statement of Stockholders' Equity (Deficit),
             from inception on June 26, 1998 through
             September 30, 2003                                4


        -  Statements of Cash Flows, for the years ended
             September 30, 2003 and 2002 and from
             inception on June 26, 1998 through
             September 30, 2003                                5


        -  Notes to Financial Statements                     6 - 9

                       INDEPENDENT AUDITORS' REPORT



Board of Directors
DOLPHIN PRODUCTIONS, INC.
Salt Lake City, Utah

We have audited the Balance Sheet of Dolphin Productions, Inc. [a development stage company] as of September 30, 2003, and the related statements of operations, stockholders' equity (deficit) and cash flows for the years ended September 30, 2003 and 2002 and from inception on June 26, 1998 through September 30, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Dolphin Productions, Inc. [a development stage company] as of September 30, 2003, and the results of its operations and its cash flows for the years ended September 30, 2003 and 2002 and for the period from inception on June 26, 1998 through September 30, 2003, in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed Note 5 to the financial statements, the Company has not yet been successful in establishing profitable operation and has current liabilities in excess of current assets. These factors raise substantial doubt about the ability of the Company to continue as a going concern. Management's plans in regard to these matters are also described in Note 5. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.





/s/ PRITCHETT, SILER & HARDY, P.C.

November 10, 2003
Salt Lake City, Utah

                         DOLPHIN PRODUCTIONS, INC.
                       [A Development Stage Company]

                               BALANCE SHEET


                                  ASSETS

                                                                  September 30,
                                                                      2003
                                                                  ____________
CURRENT ASSETS:
  Cash                                                            $      2,995
  Income taxes receivable                                                  730
                                                                  ____________
        Total Current Assets                                             3,725
                                                                  ____________
                                                                  $      3,725
                                                                  ____________


              LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
  Accounts payable                                                $      1,060
  Accrued expenses - related party                                      21,500
                                                                  ____________
        Total Current Liabilities                                       22,560
                                                                  ____________

STOCKHOLDERS' EQUITY (DEFICIT):
  Common stock, $.001 par value,
   50,000,000 shares authorized,
   520,000 shares issued and
   outstanding                                                             520
  Capital in excess of par value                                         5,480
  Deficit accumulated during the
   development stage                                                   (24,835)
                                                                  ____________
        Total Stockholders' Equity (Deficit)                           (18,835)
                                                                  ____________
                                                                  $      3,725
                                                                  ____________












 The accompanying notes are an integral part of this financial statement.

                         DOLPHIN PRODUCTIONS, INC.
                       [A Development Stage Company]

                         STATEMENTS OF OPERATIONS


                                                  For the        From Inception
                                                Year Ended         on June 26,
                                               September 30,      1998 Through
                                          ______________________  September 30,
                                             2003        2002         2003
                                          __________  __________  ____________
REVENUE                                   $    2,000  $    7,520  $     37,890

EXPENSES:
  Selling                                          -           -         4,561
  General and administrative                  26,407       8,037        57,870
                                          __________  __________  ____________
      Total Expenses                          26,407       8,037        62,431
                                          __________  __________  ____________

LOSS BEFORE INCOME TAXES                     (24,407)       (517)      (24,541)

CURRENT TAX EXPENSE (BENEFIT)                   (730)        227           294

DEFERRED TAX EXPENSE (BENEFIT)                   750        (225)            -
                                          __________  __________  ____________

NET INCOME (LOSS)                         $  (24,427) $     (519) $    (24,835)
                                          __________  __________  ____________

EARNINGS (LOSS) PER
  COMMON SHARE                            $     (.05) $     (.00) $       (.05)
                                          __________  __________  ____________


















The accompanying notes are an integral part of these financial statements.

                         DOLPHIN PRODUCTIONS, INC.
                       [A Development Stage Company]

                STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

                      FROM INCEPTION ON JUNE 26, 1998

                        THROUGH SEPTEMBER 30, 2003


                                                                    Deficit
                                                                  Accumulated
                                      Common Stock    Capital in  During the
                                    _________________ Excess of   Development
                                     Shares   Amount  Par Value      Stage
                                    ________ ________ __________ _____________
BALANCE, June 26, 1998                     - $      - $        - $           -

Issuance of 500,000 shares of common
  stock for cash of $2,000, or $.004
  per share, June 1998               500,000      500      1,500             -

Net income (loss) for the period
  ended September 30, 1998                 -        -          -             -
                                    ________ ________ __________ _____________
BALANCE, September 30, 1998          500,000      500      1,500             -

Issuance of 20,000 shares of common
  stock for cash of $4,000, or $.20
  per share, January 1999             20,000       20      3,980             -

Net (loss) for the year ended
  September 30, 1999                       -        -          -        (6,404)
                                    ________ ________ __________ _____________
BALANCE, September 30, 1999          520,000      520      5,480        (6,404)

Net income for the year ended
  September 30, 2000                       -        -          -         2,184
                                    ________ ________ __________ _____________
BALANCE, September 30, 2000          520,000      520      5,480        (4,220)

Net income for the year ended
  September 30, 2001                       -        -          -         4,331
                                    ________ ________ __________ _____________
BALANCE, September 30, 2001          520,000      520      5,480           111

Net (loss) for the year ended
  September 30, 2002                       -        -          -          (519)
                                    ________ ________ __________ _____________
BALANCE, September 30, 2002          520,000      520      5,480          (408)

Net (loss) for the year ended
  September 30, 2003                       -        -          -       (24,427)
                                    ________ ________ __________ _____________
BALANCE, September 30, 2003          520,000 $    520 $    5,480 $     (24,835)
                                    ________ ________ __________ _____________














 The accompanying notes are an integral part of this financial statement.

                         DOLPHIN PRODUCTIONS, INC.
                       [A Development Stage Company]

                         STATEMENTS OF CASH FLOWS


                                                  For the        From Inception
                                                Year Ended         on June 26,
                                               September 30,      1998 Through
                                          ______________________  September 30,
                                             2003        2002         2003
                                          __________  __________  ____________
Cash Flows from Operating Activities:
 Net income (loss)                        $  (24,427) $     (519) $    (24,835)
 Adjustments to reconcile net income to
  net cash provided by operating
  activities:
  Changes in assets and liabilities:
   (Increase) in income taxes receivable        (730)          -          (730)
   (Increase) decrease in prepaid expenses       410        (410)            -
   (Increase) decrease in deferred tax
    assets                                       750        (225)            -
   Increase in accounts payable                1,060           -         1,060
   Increase in accrued expenses - related
    party                                     16,500       1,500        21,500
   Increase (decrease) in income taxes
    payable                                   (1,024)        227             -
   Increase (decrease) in accrued expenses      (464)        464             -
                                          __________  __________  ____________
     Net Cash Provided (Used) by Operating
      Activities                              (7,925)      1,037        (3,005)
                                          __________  __________  ____________

Cash Flows from Investing Activities               -           -             -
                                          __________  __________  ____________
     Net Cash Provided by Investing
      Activities                                   -           -             -
                                          __________  __________  ____________

Cash Flows from Financing Activities:
 Proceeds from issuance of common stock            -           -         6,000
                                          __________  __________  ____________
     Net Cash Provided by Financing
      Activities                                   -           -         6,000
                                          __________  __________  ____________

Net Increase in Cash and Cash Equivalents     (7,925)      1,037         2,995

Cash and Cash Equivalents at Beginning of
 Period                                       10,920       9,883             -
                                          __________  __________  ____________

Cash and Cash Equivalents at End of
 Period                                   $    2,995  $   10,920  $      2,995
                                          __________  __________  ____________

Supplemental Disclosures of Cash Flow Information:
 Cash paid during the period for:
   Interest                               $        -  $        -  $          -
   Income taxes                           $    1,024  $        -  $      1,024

Supplemental Schedule of Non-cash Investing and Financing Activities:
  For the year ended September 30, 2003:
     None

  For the year ended September 30, 2002:
     None

The accompanying notes are an integral part of these financial statements.

                         DOLPHIN PRODUCTIONS, INC.
                       [A Development Stage Company]

                       NOTES TO FINANCIAL STATEMENTS

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

  Accounts and Loans Receivable - The Company records accounts and loans receivable at the lower of cost or fair value. The Company determines the lower of cost or fair value of non-mortgage loans on an individual asset basis. The Company recognizes interest income on an account receivable based on the stated interest rate for past-due accounts over the period that the account is past due. The Company recognizes interest income on a loan receivable based on the stated interest rate over the term of the loan. The Company accumulates and defers fees and costs associated with establishing a receivable to be amortized over the estimated life of the related receivable. The Company estimates allowances for doubtful accounts and loan losses based on the aged receivable balances and historical losses. The Company records interest income on delinquent accounts and loans receivable only when payment is received. The Company first applies payments received on delinquent accounts and loans receivable to eliminate the outstanding principal. The Company charges off uncollectible accounts and loans receivable when management estimates no possibility of collecting the related receivable. The Company considers accounts and loans receivable to be past due or delinquent based on contractual terms.

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

  Advertising Costs - Advertising costs, except for costs associated with direct-response advertising, are charged to operations when incurred. The costs of direct-response advertising are capitalized and amortized over the period during which future benefits are expected to be received. During the years ended September 30, 2003 and 2002, advertising costs amounted to $0 and $0, respectively.

  Income Taxes - The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" [See Note 4].

                         DOLPHIN PRODUCTIONS, INC.
                       [A Development Stage Company]

                       NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [Continued]

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

  Reclassification - The financial statements for years prior  to  September
  30,   2003  have  been  reclassified  to  conform  to  the  headings   and
  classifications used in the September 30, 2003 financial statements.

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

                         DOLPHIN PRODUCTIONS, INC.
                       [A Development Stage Company]

                       NOTES TO FINANCIAL STATEMENTS

NOTE 3 - RELATED PARTY TRANSACTIONS

  Management Compensation and Accrued Expenses - Salary expense to the Company's President for the years ended September 30, 2003 and 2002 amounted to $1,500 and $1,500, respectively. At September 30, 2003, the Company owes a total of $6,500 in accrued salary to the Company's President.

  Legal Services and Accrued Expenses - During the years ended September 30, 2003 and 2002, respectively, the Company's President provided legal services of $15,000 and $0 to the Company. At September 30, 2003, the Company owes a total of $15,000 in accrued legal fees to the Company's President.

NOTE 4 - INCOME TAXES

  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. At September 30, 2003, the Company has available unused operating loss carryforwards of approximately $3,000, which may be applied against future taxable income and which expire in 2023.

  The  amount of and ultimate realization of the benefits from the  deferred tax assets for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the deferred tax assets, the Company has established a valuation allowance equal to their tax effect and, therefore, no deferred tax asset has been recognized for the deferred tax assets. The net deferred tax assets, which consist mainly of accrued compensation and net operating loss carryforward, are approximately $3,700 and $750 as of September 30, 2003 and 2002, respectively, with an offsetting valuation allowance of the same amount, resulting in a change in the valuation allowance of approximately $3,700 during the year ended September 30, 2003.

NOTE 5 - GOING CONCERN

  The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America which contemplate continuation of the Company as a going concern. However, the Company has not yet been successful in establishing profitable operations and has current liabilities in excess of current assets. These factors raise substantial doubt about the ability of the Company to continue as a going concern. In this regard, management is proposing to raise any necessary additional funds through loans or through additional sales of its common stock or through the possible acquisition of other companies. There is no assurance that the Company will be successful in raising this additional capital or in achieving profitable operations.

                         DOLPHIN PRODUCTIONS, INC.
                       [A Development Stage Company]

                       NOTES TO FINANCIAL STATEMENTS

NOTE 6 - LOSS PER SHARE

  The following data show the amounts used in computing loss per share:

                                                  For the        From Inception
                                                Year Ended         on June 26,
                                               September 30,      1998 Through
                                          ______________________  September 30,
                                             2003        2002         2003
                                          __________  __________  ____________
    Net loss available to common
    shareholders (numerator)              $  (24,427) $     (519) $    (24,835)
                                          __________  __________  ____________
    Weighted average number of common
    shares outstanding used in loss per
    share for the period (denominator)       520,000     520,000       517,888
                                          __________  __________  ____________

  Dilutive loss per share was not presented, as the Company had no common stock equivalent shares for all periods presented that would affect the computation of diluted loss per share.

NOTE 7 - CONCENTRATION

  Geographic Region - During the nine months ended September 30, 2003, all of the Company's sales and operations were located in and around Salt Lake City, Utah.

  Limited Source of Revenues - During the year ended September 30, 2003, all of the Company's revenues were generated by services rendered at only one concert.