Form 10QSB
period 2003-12-31
DOLPHIN PRODUCTIONS INC
filed 2004-02-17
CIK 1076541

                  U.S. Securities and Exchange Commission

                           Washington D.C. 20549

                                Form 10-QSB

                                (Mark One)

    [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

                           EXCHANGE ACT OF 1934

             For the quarterly period ended December 31, 2003

    [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

     For the transition period from ______________ to _______________

                      Commission file number 0-50164

                         DOLPHIN PRODUCTIONS, INC.


     (Exact name of small business issuer as specified in its charter)

         Nevada                                  87-0618756
-------------------------------         ----------------------------
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

        520,000 as of December 31, 2003.

                         DOLPHIN PRODUCTIONS, INC.

                           INDEX TO FORM 10-QSB

                                                                  PAGE
PART I      FINANCIAL INFORMATION                                 NUMBER

  Item 1.   Financial Statements for DOLPHIN PRODUCTIONS, INC.     3-11

            Unaudited Condensed Balance Sheets,
            December 31, 2003 and September 30, 2003

            Unaudited Condensed Statements of Operations, for the three months ended December 31, 2003 and 2002 and from inception on June 26, 1998 through December 31, 2003

            Unaudited Condensed Statements of Cash Flows
            For the three months ended December 31, 2003
            and 2002 and from inception on June 26, 1998
            through December 31, 2003

            Notes to Consolidated Financial Statements

  Item 2.   Management's Discussion and Analysis of                 12
            Financial Condition and Results of Operation


  Item 3.   Controls and Procedures                                 13

PART II     OTHER INFORMATION                                       13

SIGNATURE                                                           13

Item 1. Financial Statements for DOLPHIN PRODUCTIONS, INC.












                         DOLPHIN PRODUCTIONS, INC.
                       [A Development Stage Company]

                 UNAUDITED CONDENSED FINANCIAL STATEMENTS

                             DECEMBER 31, 2003

                         DOLPHIN PRODUCTIONS, INC.
                       [A Development Stage Company]




                                 CONTENTS

                                                                PAGE

        -    Unaudited Condensed Balance Sheets,
             December 31, 2003 and September 30, 2003             5


        -    Unaudited Condensed Statements of Operations,
             for the three months ended December 31, 2003
             and 2002 and from inception on June 26, 1998
             through December 31, 2003                            6


        -    Unaudited Condensed Statements of Cash Flows,
             for the three months ended December 31, 2003
             and 2002 and from inception on June 26, 1998
             through December 31, 2003                            7


        -    Notes to Unaudited Condensed Financial Statements  8 - 11

                         DOLPHIN PRODUCTIONS, INC.
                       [A Development Stage Company]

                    UNAUDITED CONDENSED BALANCE SHEETS


                                  ASSETS

                                         December 31,September 30,
                                             2003         2003
                                         ___________  ___________
CURRENT ASSETS:
  Cash                                    $    1,935   $    2,995
  Income taxes receivable                        730          730
                                         ___________  ___________
        Total Current Assets                   2,665        3,725
                                         ___________  ___________
                                          $    2,665   $    3,725
                                         ___________  ___________


              LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
  Accounts payable                        $    1,300   $    1,060
  Accrued expenses - related party            21,500       21,500
                                         ___________  ___________
        Total Current Liabilities             22,800       22,560
                                         ___________  ___________

STOCKHOLDERS' EQUITY (DEFICIT):
  Common stock, $.001 par value,
   50,000,000 shares authorized,
   520,000 shares issued and
   outstanding                                   520          520
  Capital in excess of par value               5,480        5,480
  Deficit accumulated during the
   development stage                        (26,135)     (24,835)
                                         ___________  ___________
        Total Stockholders'
          Equity (Deficit)                  (20,135)     (18,835)
                                         ___________  ___________
                                          $    2,665   $    3,725
                                         ___________  ___________










Note: The balance sheet at September 30, 2003 was taken from the audited financial statements at that date and condensed.

 The accompanying notes are an integral part of these unaudited condensed financial statements.

                         DOLPHIN PRODUCTIONS, INC.
                       [A Development Stage Company]

               UNAUDITED CONDENSED STATEMENTS OF OPERATIONS


                                          For the Three    From Inception
                                           Months Ended      on June 26,
                                           December 31,      1998 Through
                                        ___________________  December 31,
                                           2003     2002        2003
                                        ________  _________  _________
REVENUE                                 $      -   $     -   $  37,890

EXPENSES:
  Selling                                      -         -       4,561
  General and administrative               1,300     1,230      57,870
                                        ________  _________  _________
      Total Expenses                       1,300     1,230      62,431
                                        ________  _________  _________

LOSS BEFORE INCOME
  TAXES                                   (1,300)   (1,230)    (24,541)

CURRENT TAX EXPENSE (BENEFIT)                  -      (184)        294

DEFERRED TAX EXPENSE (BENEFIT)                 -         -           -
                                        ________  _________  _________

NET LOSS                                $ (1,300)  $(1,046)  $ (24,835)
                                        ________  _________  _________

LOSS PER COMMON SHARE                   $   (.00)  $  (.00)  $    (.05)
                                        ________  _________  _________
















 The accompanying notes are an integral part of these unaudited condensed financial statements.

                         DOLPHIN PRODUCTIONS, INC.
                       [A Development Stage Company]

               UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS


                                         For the Three    From Inception
                                          Months Ended      on June 26,
                                          December 31,     1998 Through
                                     ____________________   December 31,
                                         2003       2002       2003
                                     ___________  _________  __________
Cash Flows from Operating Activities:
 Net loss                             $  (1,300)  $ (1,046)  $ (24,835)
 Adjustments to reconcile net
   loss to net cash provided (used)
   by operating activities:
  Changes in assets and liabilities:
    (Increase) in income
       taxes receivable                       -       (191)       (730)
    Increase in accounts payable            240          -           -
    Increase in accrued
       expenses - related party               -          -      21,500
    (Decrease) in income taxes payable        -     (1,024)          -
    Increase (decrease) in
       accrued expenses                       -       (464)          -
                                     ___________  _________  __________
     Net Cash (Used) by
       Operating Activities              (1,060)    (2,725)     (4,065)
                                     ___________  _________  __________

Cash Flows from Investing Activities          -          -           -
                                     ___________  _________  __________
     Net Cash Provided by
       Investing Activities                   -          -           -
                                     ___________  _________  __________

Cash Flows from Financing Activities:
 Proceeds from issuance
   of common stock                            -          -       6,000
                                     ___________  _________  __________
     Net Cash Provided by
       Financing Activities                   -          -       6,000
                                     ___________  _________  __________

Net Increase (Decrease) in
  Cash and Cash Equivalents              (1,060)    (2,725)      1,935

Cash and Cash Equivalents
  at Beginning of Period                  2,995     10,920           -
                                     ___________  _________  __________

Cash and Cash Equivalents
  at End of Period                    $   1,935   $  8,195   $   1,935
                                     ___________  _________  __________

Supplemental Disclosures of Cash Flow Information:
 Cash paid during the period for:
   Interest                           $       -   $      -   $       -
   Income taxes                       $       -   $  1,024   $   1,024

Supplemental Schedule of Non-cash Investing and Financing Activities:
  For the three months ended December 31, 2003:
     None

  For the three months ended December 31, 2002:
     None


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

  Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at December 31, 2003 and 2002 and for the periods then ended have been made.

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's September 30, 2002 audited financial statements. The results of operations for the periods ended December 31, 2003 and 2002 are not necessarily indicative of the operating results for the full year.

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

  Advertising Costs - Advertising costs, except for costs associated with direct-response advertising, are charged to operations when incurred. The costs of direct-response advertising are capitalized and amortized over the period during which future benefits are expected to be received. During the three months ended December 31, 2003 and 2002, advertising costs amounted to $0 and $0, respectively.

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

  Reclassification - The financial statements for periods prior to  December
  31,   2003  have  been  reclassified  to  conform  to  the  headings   and
  classifications used in the December 31, 2003 financial statements.

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

NOTE 3 - RELATED PARTY TRANSACTIONS

  Management Compensation and Accrued Expenses - Salary expense to the President for the three months ended December 31, 2003 and 2002 amounted to $0 and $0, respectively. At December 31, 2003, the Company owes a total of $6,500 in accrued salary to the President.

  Legal Services and Accrued Expenses - During the three months ended December 31, 2003 and 2002, respectively, the President provided legal services of $0 and $0 to the Company. At December 31, 2003, the Company owes a total of $15,000 in accrued legal fees to the President.

NOTE 4 - INCOME TAXES

  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. At December 31, 2003, the Company has available unused operating loss carryforwards of approximately $4,300, which may be applied against future taxable income and which expire in 2024.

  The  amount of and ultimate realization of the benefits from the  deferred tax assets for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the deferred tax assets, the Company has established a valuation allowance equal to their tax effect and, therefore, no deferred tax asset has been recognized for the deferred tax assets. The net deferred tax assets, which consist mainly of accrued compensation and net operating loss carryforward, are approximately $3,900 and $3,700 as of December 31, 2003 and September 30, 2003, respectively, with an offsetting valuation allowance of the same amount, resulting in a change in the valuation allowance of approximately $200 during the three months ended December 31, 2003.

                         DOLPHIN PRODUCTIONS, INC.
                       [A Development Stage Company]

                       NOTES TO FINANCIAL STATEMENTS

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

NOTE 6 - LOSS PER SHARE

  The following data show the amounts used in computing loss per share:

                                          For the Three     From Inception
                                           Months Ended       on June 26,
                                           December 31,      1998 Through
                                        ___________________   December 31,
                                          2003       2002        2003
                                        ________   ________   __________
    Net loss available to common
      shareholders  (numerator)         $(1,300)   $(1,046)   $ (26,135)
                                        ________   ________   __________
    Weighted average number of
    common shares outstanding
    used in loss per share for the
    period (denominator)                 520,000    520,000      517,984
                                        ________   ________   __________

  Dilutive loss per share was not presented, as the Company had no common stock equivalent shares for all periods presented that would affect the computation of diluted loss per share.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management's discussion and analysis of certain significant factors that have affected the Company's financial condition and operating results for the period included in the accompanying financial
statements.   The accompanying Unaudited Condensed Financial Statements as of December 31, 2003, including the Notes to Unaudited Condensed Financial Statements, are, by this reference, included in this Managements Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

Three Months Ended December 31, 2003 Compared to
Three Months Ended December 31, 2002

DOLPHIN PRODUCTIONS, INC., had no
revenue for the quarter ended December 31, 2002, and no revenue for the
comparable quarter ended December 31, 2002.   No concert services were
provided by the Company during either quarter and the Company generated no revenues from the sale in recorded music. The Company is in the process of shifting its business emphasis from the production of concerts to the Internet marketing of recorded music.

DOLPHIN PRODUCTIONS, INC. incurred accounting expenses of $1300 during the quarter ended December 31, 2003, and that amount is reflected as an account payable as of that date. That amount ($1300). Accounting expenses of $1230 during the comparable quarter ended December 31, 2002. Accounting costs were the only expenses incurred by the Company during the quarter ended December 31, 2003, and that amount ($1300) is also the Companys Net Operating Loss for that period. In the comparable period ended December 31, 2002, the Company recognized a tax benefit of $184 that partially offset its General and Administrative expenses of $1230 and resulted in a Net Operating Loss of $1046 for that period.

DOLPHIN PRODUCTIONS, INC. has no immediate plans to produce concerts or to provide concert-related services in the near future, except as such services may be ancillary to the Companys development and promotion of its web site and the Internet marketing of recorded music. The Company is not able to predict when, or whether, its Internet marketing business will begin to generate revenues.

DOLPHIN PRODUCTIONS, INC., has no immediate prospects for generating revenues from its operations during the foreseeable future. The magnitude of the revenues, if any, will depend upon the Companys ability to implement an unproved process for generating revenues from making recorded music available to the public on the Internet.

Liquidity and Capital Resources

As of December 31, 2003, the Company had on hand cash of $1935. It owed $21,500 in accrued liabilities payable to the Companys President and Chairman, Richard H. Casper. It has also accrued a liability of $1300 that is payable to the Companys independent auditors, Pritchett, Siler & Hardy. The Companys current liabilities of $22,800 exceed the cash ($1935) that it had on hand as of December 31, 2003, by $20,865.

The liability to the Companys President is not evidenced by a writing and does not currently bear interest. It is due upon demand.

The Company currently has no prospects or commitments from any parties to provide additional capital, cash or resources to the Company.

Item 3. Controls and Procedures

As of December 31, 2003, an informal evaluation was performed under the supervision and with the participation of the Company's management, including the CEO and CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective as of December 31, 2003. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to December 31, 2003.



                         PART II-OTHER INFORMATION

None

                                 SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         DOLPHIN PRODUCTIONS, INC.

Date: February 11, 2003                         /s/ Richard H. Casper

                                              ------------------------
                                              Richard H. Casper,President
                                              and Principal Financial Officer