Form 10QSB
period 2004-03-31
DOLPHIN PRODUCTIONS INC
filed 2004-05-17
CIK 1076541

U.S. Securities and Exchange Commission
                           Washington D.C. 20549

                                Form 10-QSB


                                (Mark One)
    [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                           EXCHANGE ACT OF 1934
               For the quarterly period ended March 31, 2004

    [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
     For the transition period from ______________ to _______________


                      Commission file number 0-50164
                         DOLPHIN PRODUCTIONS, INC.



     (Exact name of small business issuer as specified in its charter)
          Nevada                           87-0618756
-----------------------------       --------------------------
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

Yes (X) No ( )

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
   520,000 as of March 31, 2004.

                          DOLPHIN PRODUCTIONS, INC.
                           INDEX TO FORM 10-QSB
                                                                    PAGE
PART I      FINANCIAL INFORMATION                                  NUMBER

  Item 1.   Financial Statements for DOLPHIN PRODUCTIONS, INC.      3-9

              Unaudited Condensed Balance Sheets
              March 31, 2004 and September 30, 2003

              Consolidated Statements of Operations -
              Three Months Ended March 31, 2004 and March 31, 2003 Six Months Ended March 31, 2004 and March 31, 2003

              Consolidated Statements of Cash Flows -
              Six Months Ended March 31, 2004 and March 31, 2003

              Notes to Consolidated Financial Statements

  Item 2.   Management's Discussion and Analysis of                  10
            Financial Condition and Results of Operation


  Item 3.   Controls and Procedures                                  12

PART II     OTHER INFORMATION                                        12

SIGNATURE                                                            12

 Item 1. Financial Statements for DOLPHIN PRODUCTIONS, INC.



                         DOLPHIN PRODUCTIONS, INC.
                       [A Development Stage Company]

                    UNAUDITED CONDENSED BALANCE SHEETS


                                  ASSETS

                                          March 31,  September 30,
                                             2004         2003
                                         ___________  ___________
CURRENT ASSETS:
  Cash                                    $      627   $    2,995
  Income taxes receivable                        730          730
                                         ___________  ___________
        Total Current Assets                   1,357        3,725
                                         ___________  ___________
                                          $    1,357   $    3,725
                                         ___________  ___________


              LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
  Accounts payable                        $      790   $    1,060
  Accrued expenses - related party            21,500       21,500
                                         ___________  ___________
        Total Current Liabilities             22,290       22,560
                                         ___________  ___________

STOCKHOLDERS' EQUITY (DEFICIT):
  Common stock, $.001 par value,
   50,000,000 shares authorized,
   520,000 shares issued and
   outstanding                                   520          520
  Capital in excess of par value               5,480        5,480
  Deficit accumulated during the
   development stage                         (26,933)     (24,835)
                                         ___________  ___________
        Total Stockholders'
         Equity (Deficit)                    (20,933)     (18,835)
                                         ___________  ___________
                                          $    1,357   $    3,725
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

                         DOLPHIN PRODUCTIONS, INC.
                       [A Development Stage Company]

               UNAUDITED CONDENSED STATEMENTS OF OPERATIONS


                        For the Three      For the Six     From Inception
                         Months Ended      Months Ended      on June 26,
                          March 31,         March 31,        1998 Through
                      __________________ _________________    March 31,
                         2004     2003     2004     2003         2004
                       ________ ________ _______  ________  ______________
REVENUE                $      - $  2,000 $     -   $ 2,000  $       37,890

EXPENSES:
  Selling                     -        -       -         -           4,561
  General and
   administrative           798   21,706   2,098    22,936          59,968
                       ________ ________ _______  ________  ______________
      Total Expenses        798   21,706   2,098    22,936          64,529
                       ________ ________ _______  ________  ______________

LOSS BEFORE INCOME
  TAXES                    (798) (19,706) (2,098)  (20,936)        (26,639)

CURRENT TAX EXPENSE
  (BENEFIT)                   -     (546)      -      (730)            294

DEFERRED TAX EXPENSE
  (BENEFIT)                   -   (2,411)      -    (2,411)              -
                       ________ ________ _______  ________  ______________

NET LOSS               $   (798)$(16,749)$(2,098) $(17,795) $      (26,933)
                       ________ ________ _______  ________  ______________

LOSS PER COMMON SHARE  $   (.00)$   (.03 $  (.00) $   (.03) $         (.05)
                       ________ ________ _______  ________  ______________

















 The accompanying notes are an integral part of these unaudited condensed financial statements.

                         DOLPHIN PRODUCTIONS, INC.
                       [A Development Stage Company]

               UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS


                                           For the Six       From Inception
                                           Months Ended       on June 26,
                                            March 31,         1998 Through
                                      ______________________    March 31,
                                          2004       2003         2004
                                      __________  __________  _____________
Cash Flows from Operating Activities:
 Net loss                             $   (2,098) $  (17,795) $     (26,933)
 Adjustments to reconcile net loss
   to net cash used by
   operating activities:
  Changes in assets and liabilities:
    (Increase) in income
      taxes receivable                         -        (730)          (730)
    Increase in deferred tax assets            -      (2,411)             -
    Increase in accounts payable            (270)      1,326            790
    Increase in accrued
      expenses - related party                 -      15,500         21,500
    (Decrease) in income
      taxes payable                            -      (1,024)             -
    Increase (decrease) in
      accrued expenses                         -        (464)             -
                                      __________  __________  _____________
     Net Cash (Used) by
       Operating Activities               (2,368)     (5,598)        (5,373)
                                      __________  __________  _____________

Cash Flows from Investing Activities           -           -              -
                                      __________  __________  _____________
     Net Cash Provided by
       Investing Activities                    -           -              -
                                      __________  __________  _____________

Cash Flows from Financing Activities:
 Proceeds from issuance of
   common stock                                -           -          6,000
                                      __________  __________  _____________
     Net Cash Provided by
       Financing Activities                    -           -          6,000
                                      __________  __________  _____________

Net Increase (Decrease) in Cash and
  Cash Equivalents                        (2,368)     (5,598)           627

Cash and Cash Equivalents at
  Beginning of Period                      2,995      10,920              -
                                      __________  __________  _____________

Cash and Cash Equivalents at
  End of Period                       $      627  $    5,322  $         627
                                      __________  __________  _____________

Supplemental Disclosures of Cash Flow Information:
 Cash paid during the period for:
   Interest                           $        -  $        -  $           -
   Income taxes                       $        -  $    1,024  $       1,024

Supplemental Schedule of Non-cash Investing and Financing Activities:
  For the six months ended March 31, 2004:
     None

  For the six months ended March 31, 2003:
     None


 The accompanying notes are an integral part of these unaudited condensed financial statements.

                         DOLPHIN PRODUCTIONS, INC.
                       [A Development Stage Company]

             NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Organization - Dolphin Productions, Inc. ("the Company") was organized under the laws of the State of Nevada on June 26, 1998. The Company provides musical and other performance services for concerts and other events. The Company has not yet generated significant revenues from its planned principal operations and is considered a development stage company as defined in Statement of Financial Accounting Standards No. 7. The Company has, at the present time, not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors.

  Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2004 and 2003 and for the periods then ended have been made.

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's September 30, 2003 audited financial statements. The results of operations for the periods ended March 31, 2004 and 2003 are not necessarily indicative of the operating results for the full year.

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

  Advertising Costs - Advertising costs, except for costs associated with direct-response advertising, are charged to operations when incurred. The costs of direct-response advertising are capitalized and amortized over the period during which future benefits are expected to be received. During the six months ended March 31, 2004 and 2003, advertising costs amounted to $0 and $0, respectively.

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

  Reclassification - The financial statements for periods prior to March 31, 2004 have been reclassified to conform to the headings and classifications used in the March 31, 2004 financial statements.

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

NOTE 3 - RELATED PARTY TRANSACTIONS

  Management Compensation and Accrued Expenses - Salary expense to the President for the six months ended March 31, 2004 and 2003 amounted to $0 and $500, respectively. At March 31, 2004, the Company owes a total of $6,500 in accrued salary to the President.

  Legal Services and Accrued Expenses - During the six months ended March 31, 2004 and 2003, respectively, the President provided legal services of $0 and $15,000 to the Company. At March 31, 2004, the Company owes a total of $15,000 in accrued legal fees to the President.

NOTE 4 - INCOME TAXES

  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. At March 31, 2004, the Company has available unused operating loss carryforwards of approximately $4,350, which may be applied against future taxable income and which expire in 2024.

  The  amount of and ultimate realization of the benefits from the  deferred tax assets for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the deferred tax assets, the Company has established a valuation allowance equal to their tax effect and, therefore, no deferred tax asset has been recognized for the deferred tax assets. The net deferred tax assets, which consist mainly of accrued compensation and net operating loss carryforward, are approximately $3,900 and $3,700 as of March 31, 2004 and September 30, 2003, respectively, with an offsetting valuation allowance of the same amount, resulting in a change in the valuation allowance of approximately $200 during the six months ended March 31, 2004.

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

NOTE 6 - LOSS PER SHARE

  The following data show the amounts used in computing loss per share:

                         For the Three         For the Six     From Inception
                          Months Ended         Months Ended      on June 26,
                           March 31,             March 31,      1998 Through
                        ___________________  _________________    March 31,
                          2004      2003       2004      2003        2004
                        ________  _________  ________  ________  ____________
    Net loss available
     to common
     shareholders
     (numerator)        $     (8) $ (16,749) $ (1,308) $(17,795) $    (26,143)
                        ________  _________  ________  ________  ____________
    Weighted average
     number of common
     shares outstanding
     used in loss per
     share for the
     period
     (denominator)       520,000    520,000   520,000   520,000       518,071
                        ________  _________  ________  ________  ____________

  Dilutive loss per share was not presented, as the Company had no common stock equivalent shares for all periods presented that would affect the computation of diluted loss per share.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management's discussion and analysis of certain significant factors that have affected the Company's financial condition and operating results for the period included in the accompanying
financial statements.   The accompanying Unaudited Condensed Financial
Statements as of March 31, 2004, including the Notes to Unaudited Condensed Financial Statements, are, by this reference, included in this Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations   Three Months Ended March 31, 2004 Compared to
Three Months Ended March 31, 2003

DOLPHIN PRODUCTIONS, INC., revenues from concert services and from all other sources were $0 for the quarter ended March 31, 2004 compared to concert revenues of $2000 for the first quarter ended March 31, 2003. No concert services were provided by the Company, and no revenues were generated, during the second quarter of 2004. Services were provided for one event in 2003. All revenues generated in 2003 came from the single event.

DOLPHIN PRODUCTIONS, INC. recorded a net loss of $798 for the second quarter of fiscal year 2004 compared to a net loss of $16,749 for the
second quarter of fiscal year 2003.   The loss during the second quarter
of 2003 was largely attributable to the accrual in 2003 of $15,000 for legal costs associated with the Company's registration of its stock through the filing of a Form 10-SB registration statement. No similar costs were incurred in the comparable quarter of 2004.

DOLPHIN PRODUCTIONS, INC. has no plans to produce concerts or to provide concert-related services in the future, except as such services may be ancillary to the Company's development and promotion of its web site and the Internet marketing of recorded music.

DOLPHIN PRODUCTIONS, INC., has no prospects or commitments for generating revenues from its operations during the foreseeable future. The magnitude of the revenues, if any, will depend upon the Company's ability to implement an unproved process for generating revenues from making recorded music available to the public on the Internet.

Six Months Ended March 31, 2004 Compared to Six Months Ended March 31,
2003

For the six month period ended March 31, 2004, DOLPHIN PRODUCTIONS, INC., experienced a net loss of $2,098. For the comparable period of 2003, the Company experienced a net loss, after giving effect to certain tax benefits (which may not be realized) of $17,795. The larger loss in 2003 was largely the result of the accrual of $15,000 of legal costs associated with the registration of the Company's common stock.

Liquidity and Capital Resources

As of March 31, 2004, the Company had on hand cash of $627.   It owns no
other liquid assets.

As of March 31, 2004, the Company owed an accrued liability of $21,500 to the Company's President and Chairman, Richard H. Casper. The Company's current liabilities of $22,290 exceeds the cash ($627) that it had on hand as of March 31, 2004, by $21,663. As of the end of the comparable period in 2003, the Company had a cash balance of $5,322.

The liability to the Company's President is not evidenced by a writing and does not currently bear interest. It is due upon demand.

The Company currently has no prospects or commitments from any parties to provide additional capital, cash or resources to the Company.

Item 3. Controls and Procedures

As of February 29, 2004, an informal evaluation was performed under the supervision and with the participation of the Company's management, including the CEO and CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective as of February 29, 2004. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to February 29, 2004.



                         PART II-OTHER INFORMATION

None


                                 SIGNATURE

 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         DOLPHIN PRODUCTIONS, INC.

Date: May 7, 2004              /s/ Richard H. Casper

                               --------------------------------
                               Richard H. Casper, President
                               and Principal Financial Officer