Form 10QSB
period 2004-06-30
DOLPHIN PRODUCTIONS INC
filed 2004-08-16
CIK 1076541

U.S. Securities and Exchange Commission
                           Washington D.C. 20549
                                Form 10-QSB
                                (Mark One)
    [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                           EXCHANGE ACT OF 1934
               For the quarterly period ended June 30, 2004
    [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
     For the transition period from ______________ to _______________
                      Commission file number 0-50164
                         DOLPHIN PRODUCTIONS, INC.



     (Exact name of small business issuer as specified in its charter)
            Nevada                               87-0618756
-------------------------------------  ------------------------------
(State or other jurisdiction of           Employer Identification No.
 incorporation or organization)

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

Yes (X) No ( )

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 520,000 as of June 30, 2004.


<PAGE


                         DOLPHIN PRODUCTIONS, INC.
                           INDEX TO FORM 10-QSB


PART I        FINANCIAL INFORMATION                                 PAGE
                                                                   NUMBER

  Item 1.   Financial Statements for DOLPHIN PRODUCTIONS, INC.      3-9

              Unaudited Condensed Balance Sheets
              June 30, 2004 and September 30, 2003

              Unaudited Condensed Statements of Operations -
              Three Months Ended June 30, 2004 and June 30, 2003
              Nine Months Ended June 30, 2004 and June 30, 2003

              Unaudited Condensed Statements of Cash Flows -
              Nine Months Ended June 30, 2004 and June 30, 2003

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

 Item 1. Financial Statements for DOLPHIN PRODUCTIONS, INC.



                         DOLPHIN PRODUCTIONS, INC.
                       [A Development Stage Company]

                    UNAUDITED CONDENSED BALANCE SHEETS


                                  ASSETS

                                                June 30,  September 30,
                                                  2004         2003
                                              ___________  ___________
CURRENT ASSETS:
  Cash                                         $      993   $    2,995
  Income taxes receivable                             730          730
                                              ___________  ___________
        Total Current Assets                        1,723        3,725
                                              ___________  ___________
                                               $    1,723   $    3,725
                                              ___________  ___________


              LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
  Accounts payable                             $    1,525   $    1,060
  Accrued expenses - related party                 21,500       21,500
  Note payable - related party                      1,000            -
                                              ___________  ___________
        Total Current Liabilities                  24,025       22,560
                                              ___________  ___________

STOCKHOLDERS' EQUITY (DEFICIT):
  Common stock, $.001 par value,
   50,000,000 shares authorized,
   520,000 shares issued and
   outstanding                                        520          520
  Capital in excess of par value                    5,480        5,480
  Deficit accumulated during the
   development stage                              (28,302)     (24,835)
                                              ___________  ___________
        Total Stockholders'
          Equity (Deficit)                        (22,302)     (18,835)
                                              ___________  ___________
                                               $    1,723   $    3,725
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

                         DOLPHIN PRODUCTIONS, INC.
                       [A Development Stage Company]

               UNAUDITED CONDENSED STATEMENTS OF OPERATIONS


                              For the Three      For the Nine    From Inception
                               Months Ended      Months Ended     on June 26,
                                 June 30,          June 30,       1998 Through
                             _____________________________________  June 30,
                               2004     2003     2004       2003      2004
                             _______   _______   _______   _______   _______
REVENUE                         $      - $      - $     -  $ 2,000 $  37,890

EXPENSES:
  Selling                          -         -         -         -     4,561
  General and administrative   1,369     1,876     3,467    24,812    61,337
                             _______   _______   _______   _______   _______
      Total Expenses           1,369     1,876     3,467    24,812    65,898
                             _______   _______   _______   _______   _______

LOSS BEFORE INCOME
  TAXES                       (1,369)   (1,876)   (3,467)  (22,812)  (28,008)

CURRENT TAX EXPENSE
  (BENEFIT)                        -         -         -      (730)      294

DEFERRED TAX EXPENSE
  (BENEFIT)                        -     3,161         -       750         -
                             _______   _______   _______   _______   _______

NET LOSS                    $ (1,369) $ (5,037) $ (3,467) $(22,832) $(28,302)
                             _______   _______   _______   _______   _______

LOSS PER COMMON SHARE  $        (.00) $   (.01) $   (.01) $   (.04) $   (.05)
                             _______   _______   _______   _______   _______








 The accompanying notes are an integral part of these unaudited condensed financial statements.

                         DOLPHIN PRODUCTIONS, INC.
                       [A Development Stage Company]

               UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS


                                                   For the Nine  From Inception
                                                   Months Ended   on June 26,
                                                    June 30,      1998 Through
                                               ____________________  June 30,
                                                   2004      2003      2004
                                               _____________________________
Cash Flows from Operating Activities:
 Net loss                                     $ (3,467)  $(22,832) $(28,302)
 Adjustments to reconcile net loss to
   net cash used by operating activities:
  Changes in assets and liabilities:
    (Increase) in income taxes receivable            -      (730)     (730)
    (Increase) decrease in taxes receivable          -       410         -
    Increase in deferred tax assets                  -       750         -
    Increase in accounts payable                   465     1,156     1,525
    Increase in accrued expenses - related party     -    16,000    21,500
    (Decrease) in income taxes payable               -    (1,024)        -
    Increase (decrease) in accrued expenses          -      (464)        -
                                               _______   _______   _______
     Net Cash (Used) by
       Operating Activities                     (3,002)   (6,734)   (6,007)
                                               _______   _______   _______

Cash Flows from Investing Activities                 -         -         -
                                               _______   _______   _______
     Net Cash Provided by
       Investing Activities                          -         -         -
                                               _______   _______   _______

Cash Flows from Financing Activities:
 Proceeds from note payable - related party      1,000         -     1,000
 Proceeds from issuance of common stock              -         -     6,000
                                               _______   _______   _______
     Net Cash Provided by
       Financing Activities                      1,000         -     7,000
                                               _______   _______   _______

Net Increase (Decrease)
  in Cash and Cash Equivalents                  (2,002)   (6,734)      993

Cash and Cash Equivalents
  at Beginning of Period                         2,995    10,920         -
                                               _______   _______   _______

Cash and Cash Equivalents at End of Period       $ 993   $ 4,186   $   993
                                               _______   _______   _______

Supplemental Disclosures of Cash Flow Information:
 Cash paid during the period for:
   Interest                                      $   -   $     -   $     -
   Income taxes                                  $   -   $ 1,024   $ 1,024

Supplemental Schedule of Non-cash Investing and Financing Activities:
  For the nine months ended June 30, 2004:
     None

  For the nine months ended June 30, 2003:
     None

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

  Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2004 and 2003 and for the periods then ended have been made.

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's September 30, 2003 audited financial statements. The results of operations for the periods ended June 30, 2004 and 2003 are not necessarily indicative of the operating results for the full year.

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

  Advertising Costs - Advertising costs, except for costs associated with direct-response advertising, are charged to operations when incurred. The costs of direct-response advertising are capitalized and amortized over the period during which future benefits are expected to be received. During the nine months ended June 30, 2004 and 2003, advertising costs amounted to $0 and $0, respectively.

  Income Taxes - The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" [See Note 4].

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

  Reclassification - The financial statements for periods prior to June 30, 2004 have been reclassified to conform to the headings and classifications used in the June 30, 2004 financial statements.

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

NOTE 3 - RELATED PARTY TRANSACTIONS

  Note Payable - On June 29, 2004, the Company signed a $1,000 note payable to an entity owned by a shareholder of the Company. The note accrues interest at 8% per annum and is due on February 15, 2005. For the nine months ended June 30, 2004 and 2003, interest expense amounted to $0 and $0. At June 30, 2004, accrued interest amounted to $0.


  Management Compensation and Accrued Expenses - Salary expense to the President for the nine months ended June 30, 2004 and 2003 amounted to $0 and $500, respectively. At June 30, 2004, the Company owes a total of $6,500 in accrued salary to the President.

  Legal Services and Accrued Expenses - During the nine months ended June 30, 2004 and 2003, respectively, the President provided legal services of $0 and $15,000 to the Company. At June 30, 2004, the Company owes a total of $15,000 in accrued legal fees to the President.

NOTE 4 - INCOME TAXES

  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. At June 30, 2004, the Company has available unused operating loss carryforwards of approximately $6,500, which may be applied against future taxable income and which expire in 2024.

  The  amount of and ultimate realization of the benefits from the  deferred tax assets for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the deferred tax assets, the Company has established a valuation allowance equal to their tax effect and, therefore, no deferred tax asset has been recognized for the deferred tax assets. The net deferred tax assets, which consist mainly of accrued compensation and net operating loss carryforward, are approximately $4,200 and $3,700 as of June 30, 2004 and September 30, 2003, respectively, with an offsetting valuation allowance of the same amount, resulting in a change in the valuation allowance of approximately $500 during the nine months ended June 30, 2004.

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

NOTE 6 - LOSS PER SHARE

  The following data show the amounts used in computing loss per share:

                               For the Three      For the Nine   From Inception
                               Months Ended       Months Ended     on June 26,
                                 June 30,           June 30,       1998 Through
                              _____________________________________  June 30,
                               2004      2003      2004      2003      2004
                              _______   _______   _______   _______   _______
Net loss available to
  common shareholders
  (numerator)                $ (1,369) $ (5,037) $ (3,467) $(22,832) $(28,302)
                              _______   _______   _______   _______   _______

Weighted average number of
  common shares outstanding
  used in loss per share for
  the period (denominator)    520,000   520,000   520,000   520,000   518,151
                              _______   _______   _______   _______   _______

  Dilutive loss per share was not presented, as the Company had no common stock equivalent shares for all periods presented that would affect the computation of diluted loss per share.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

The following is management's discussion and analysis of certain significant factors that have affected the Company's financial condition and operating results for the period included in the
accompanying financial statements.   The accompanying Unaudited
Condensed Financial Statements as of June 30, 2004, including the Notes to Unaudited Condensed Financial Statements, are, by this reference, included in this Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations   Three Months Ended June 30, 2003 Compared
to Three Months Ended June 30, 2002

DOLPHIN PRODUCTIONS, INC., did not generate revenues of any kind during the quarters ended June 30, 2004, and June 30, 2003, respectively. No concerts were presented by the Company during either period and no revenues were generated by the Company. All revenues generated in 2003 came from a single event. The Company has no plans to produce concerts or to provide concert services. The Company is in the process of exploring the feasibility of its entry into the business of marketing original music through e-commerce.

DOLPHIN PRODUCTIONS, INC. recorded a net loss of $1,369 for the third quarter of fiscal year 2004 compared to a net loss of
$5,037 for the third quarter of fiscal year 2003.   In prior
periods, the Company has reflected in its financial statements certain potential tax benefits which may be available to the Company in the form of tax-loss carryforwards. However, because of the uncertainty that the Company will be able to take advantage of those carryforwards, the Company has partially offset the carryforward amount with a "valuation allowance" that reflects that uncertainty. The net effect of the offsetting "valuation allowance" and the loss carryforward for the third quarter of 2003 was a net cost of $3,161. The Company made no additional "valuation allowance" for the current quarter.

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

Nine Months Ended June 30, 2004 Compared to Nine Months Ended
June 30, 2003

For the nine month period ended June 30, 2004, DOLPHIN PRODUCTIONS, INC., experienced a net lost of $3,467 as compared with a loss for the nine months ended June 30, 2003, of $22,832. The greater loss in 2003 was largely the result of the costs associated with the registration of the Company's common stock. The Company's General and Administrative expenses declined from $24,812 for the nine month ended June 30, 2003, to $3,467 for the comparable quarter of 2004. The higher figure in 2003 reflected the professional costs and fees associated with the registration of the Company's stock through the filing of a Form 10-SB registration statement in the second quarter of fiscal 2003.

Liquidity and Capital Resources

As of June 30, 2004, the Company had on hand cash of $993. It owed $1,525 accounts payable, and an accrued liability of $21,500 for professional services payable to the Company's President and Chairman and Chief Executive Officer, Richard H. Casper. The liability to the Company's President is not evidenced by a writing and does not currently bear interest. It is due upon demand.

In addition, the Company borrowed $1,000 from Richard H. Casper under a promissory note on June 29, 2004. The note is not secured, bears interest at 8% per annum and is due on February
15, 2005.

The Company's current liabilities of $24,025 exceed the cash of $993 that it had on hand as of June 30, 2004, by $23,032.

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

Date: August 13, 2004                        /s/ Richard H. Casper


                                             --------------------------------
                                             Richard H. Casper, President