Form 10KSB
period 2004-09-30
DOLPHIN PRODUCTIONS INC
filed 2004-12-29
CIK 1076541

U.S. Securities and Exchange Commission


                      Washington D.C. 20549


                           Form 10-KSB

                           (Mark One)

 [ X ] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES


                      EXCHANGE ACT OF 1934


          For the fiscal year ended September 30, 2004


 [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE
                               ACT

For the transition period from ______________ to _______________


                 Commission file number 0-50164


                    DOLPHIN PRODUCTIONS, INC.


(Exact name of small business issuer as specified in its charter)

          Nevada                            87-0618756

--------------------------------  -------------------------------

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

770,000 shares of the issuer's common stock were outstanding as of September 30, 2004, the issuer's most recent fiscal year end.

Securities registered pursuant to section 12(b) of the Act:

Title of each class       Name of each exchange on which
                                      registered
        None                                  N/A
------------------        -------------------------------------

Securities registered pursuant to section 12(g) of the Act:

           520,000 shares of $.001 par, common stock
                    Registered by Form 10-SB
                             ---------------
                             (Title of class)

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year: $  0

State the aggregate market value of the voting and nonvoting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days: There is no active market for the Company's securities and, to the best of the Company's knowledge, there have been no transfers of any of the Company's securities within the last year.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

HISTORY AND ORGANIZATION

Dolphin Productions, Inc., (the "Company") was organized under the laws of the state of Nevada on June 26, 1998. The Company has provided musical and other performance services for concerts and public events. During the fiscal year ended September 30, 2003, the Company determined to shift its emphasis away from the presentation of concerts and toward the acquisition and Internet marketing of musical properties. The Company has ceased presenting live musical concerts. The Company owns the rights to the domain name "dolphinproductions.net." The Company has encountered substantial competitive, legal, technological and financial obstacles to its entry into the Internet marketing business. The Company has not generated any revenues from Internet marketing of musical properties.

ITEM 2. DESCRIPTION OF PROPERTIES

In order to conserve cash, the Company closed its business office at 39 Exchange Place in Salt Lake City, Utah. The Company conducts limited operations out of its president's legal office. The space is adequate for the Company's limited operations. During the transition of its business to an Internet marketing enterprise, the Company's principle place of business will be through its executive offices.

ITEM 3. LEGAL PROCEEDINGS

None.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

None.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Common Stock is not quoted or traded on any network or exchange. There is no active market for the Common Stock. Other than the recent sale of unregistered securities described in the next paragraph, the Company is aware of no sales or transfers of the Company's common Stock during the last four years.

RECENT SALES OF UNREGISTERED SECURITIES

The Company sold 225,000 shares of its common stock in a private placement transaction in September of 2004 at $.20 per share. In addition, the Company issued 25,000 shares of stock as compensation to certain officers of the Company. See Notes to Financial Statements.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
OPERATION

Liquidity and Capital resources

Total assets of the Company at September 30, 2004, were $21,732, consisting of cash in the amount of $21,002 and income taxes receivable of $730. As of September 30, 2003, the Company had a cash balance of $2,995, for a net increase in cash of $18,007 during the year. Substantially all of the cash was generated by the private placement of 225,000 shares of the Company's common stock at $.20 per share in September of 2004. The principal purpose for the issuance of stock through the private placement, and the principal use of cash during the fiscal year ended September 30, 2004, was to pay the Company's obligations to the Company's president. See Notes 2 and 3 to the Financial
Statements.   At September 30, 2004, the Company had available
unused operating loss carryforwards of approximately $38,700 which may be applied against future taxable income and which expire in 2024. See Note 4 to Financial Statements.

Current Liabilities as of September 30, 2004, totaled $4,703.
See Balance Sheet.

Results of Operations

The Company generated no revenues during the fiscal year ended September 30, 2004. No revenues have been generated from the Internet marketing of music. The Company has encountered significant competitive, technological, legal and financial barriers to its entry into the Internet marketing business. The Company has no assurance that its entry into the Internet marketing business will be successful or that it will be able to generate revenues.

The Net Loss for the year 2004 was ($14,136) (a loss of $0.03 per share) compared to a Net Loss of ($24,427) in 2003 (a loss of $0.05 per share).

The Company has yet to generate any revenues from Internet marketing. The Company has no assurance that its present cash reserves will be sufficient to carry out a successful business plan.

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

The Company has lost money historically and has embarked upon an enterprise in which it has no experience or operating history. The Company had net losses for the years ended September 30, 2004 and 2003. The Company's future operations may not be profitable. If the Company is not profitable in the near future, the Company will likely have difficulty sustaining its operations or obtaining funds to continue its operations. The Company will compete against other companies that are far better capitalized. The Company's ability to grow and to compete will likely be constrained by its lack of capital.

The Company may not generate or acquire sufficient cash flow from operations to meet its future obligations or to implement a business plan.

The Company may seek to acquire assets that complement and/or enhance the Company's transition into the Internet marketing business. The Company may not be able to negotiate, finance or close such acquisitions. The Company may not be able to negotiate such acquisitions on acceptable terms or at all. If such acquisitions are successfully negotiated, the terms thereof may require the Company to incur additional indebtedness or issue equity. The Company may not be able to obtain such financing on acceptable terms or at all.

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

The Company's success may depend on its ability to attract and retain key personnel who are capable of managing growth in e-commerce.

Weak general economic and business conditions may adversely affect the Company's revenues and operating margins. Weak general economic and business conditions, international tensions and wars, globally, nationally, regionally or locally, may have a significant adverse effect on the Company's revenues and operating margins.

The Company faces competition from competitors that are larger, more established and better capitalized. Competition in the Internet marketing and music industries are intense. If the Company fails to compete successfully against current or future competitors, the Company's business, financial condition and operating results would be seriously harmed.

Because relatively low barriers to entry characterize the Company's current and many prospective markets, the Company expects other companies to enter its markets. In addition, some of the Company's competitors may develop technologies, markets and inventories that are superior to, or have greater market acceptance than, the technologies and inventory that the Company may offer.

The Company currently holds a very small number of enforceable intellectual property rights with only a few relatively unknown artists. The value of such properties is impossible to predict and the Company has, therefore, assigned no value to such properties. The Company has assumed that the value of its inventory is $0.

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

With limited financial resources, the Company may be unable to protect the Company's intellectual property rights, if any. The Company intends to acquire intellectual property rights to music and other creations. The Company cannot guarantee that it can safeguard or deter misappropriation of the Company's inventory of intellectual property rights. In addition, the Company may not be able to detect unauthorized use of the Company's intellectual property and take appropriate steps to enforce the Company's rights. If third parties infringe or misappropriate the Company's copyrights, or other proprietary information or intellectual property, the Company's business could be seriously harmed. In addition, although the Company believes that their proprietary rights do not infringe the intellectual property rights of others, other parties may assert infringement claims against the Company or claim that the Company has violated their intellectual property rights. Such claims, even if not true, could result in significant legal and other costs and may be a distraction to the Company's management.

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

     None.

PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
         PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE
ACT

The following table sets forth the executive officers, directors and significant employees of the Company:


Name                                         Age and Office

Richard H. Casper:       Age 59, President, Director and Chairman of
                         the Board of Directors.

Scott S. Summerhays:     Age 41, Vice President and Director.

Kristy Chambers:         Age 41, Director, Secretary and Chair of
                         Audit Committee.

Jared Ryde Casper:       Age 37, Vice President and general counsel.

Pamela Lindquist:        Age 35.  Director, vice-president, chief
                         financial officer and assistant secretary.

     The following are biographical summaries of the experience of the officers and directors of the Company:

Richard H. Casper:       Attorney since 1982.  Member of the Utah
                    State Bar.  Master's degree in Business
                    Administration (MBA) from University of Utah
                    (1975); practiced as CPA in California, Idaho and Utah between 1970 and 1982. Executive vice president of trucking company from 1974-1979. For the last five years, Mr. Casper has been a self-employed attorney and business consultant. He has been president and chairman of the board of directors of the Company since its inception.

Scott S. Summerhays:     B.S. Degree from University of Utah
                    (1989).  Master's degree in Business
                    Administration (MBA) from University of Utah
                    (1991).  Honors Graduate, Deans Scholar.
                    President and Chief Operating Officer of
                    Summerhays Music Centers, the largest dealer of music instruments in Utah. For the last five years, Mr. Summerhays has been employed by Summerhays Music Centers, Inc. He has been a director since December of 2002. Owns 5,000 shares of stock, acquired in September, 2004, as compensation.

Kristy Chambers:         Bachelor of Arts degree from UCLA;
                    master's degree in taxation from Washington
                    School of Law.  Certified Public Accountant
                    (CPA) licensed in California and Utah.
                    Currently Chief Financial Officer of Planned
                    Parenthood of Utah (PPU). During the last five years, she has been comptroller and chief financial officer of PPU, of McCall Management and of Summerhays Music Centers, Inc. She has been an officer of the Company from its inception in 1998. Owns 6,000 shares of the Company's stock, including 5,000 shares acquired in September of 2004 as compensation.

Jared R. Casper:         Attorney practicing with the firm of
                    Ivie and Young in Provo, Utah.  Graduate of
                    Gonzaga University College of Law. During the last five years, he has practiced law in Utah. He has been an officer of the Company since December of 2002. Jared R. Casper is the nephew of Richard H. Casper, President and Charirman of the Board. Owns 500 shares of the Company's stock, acquired as compensation in September of 2004.

Pamela Lindquist:        Musician and private investigator.  She
                    holds a bachelor's degree from Brigham Young
                    University. For the last five years, she has been a self-employed musician and private investigator. She has been an officer and director of the Company since its inception in 1998, with the exception of a two-month hiatus between November of 2002 and January of 2003. Owns 20,000 shares of the Company's stock, including 5,000 shares obtained as compensation in September, 2004, and 10,000 shares purchased as part of the Company's private placement of stock in September of 2004.


     Audit Committee: At a meeting of the board of directors held on March 18, 2003, the Company formed an Audit and Compensation Committee chaired by Kristy Chambers, CPA. She is a CPA licensed to practice within the state of Utah and is the audit committee financial expert. As an officer of the Company, she is not independent as that term is used in Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act.

     All officers and directors devote full-time to other
professional pursuits.   No officer or director devotes, on
average, more than four hours per month to the business of the Company.

     The Company issued 25,000 shares of stock to current officers in September, 2004, but the Company currently has no plan or commitment to pay any officers or directors in cash or stock. However, the Company's Audit and Compensation Committee will determine levels of future compensation that are commensurate with the contributions of each officer and director.

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

ITEM 10.  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

During the fiscal year ended September 30, 2004, the Company issued 25,000 shares of stock as compensation to the following officers and/or consultants:

     Scott Summerhays                        V.P., Director
                                             5,000 shares

     Kristy Chambers                         V.P., Director
                                             5,000 shares

     Richard H. Casper                       Pres., Director
                                             7,500 shares

     Jared R. Casper                         V.P.
                                             500 shares

     Benjamin R. Casper                      Consultant
                                             2,000 shares

     During the year ended September 30, 2004, the Company paid to its President, Richard H. Casper, accrued compensation of $6,500, and paid to Richard H. Casper, P.C., an accrued obligation of $15,000 for legal fees.

Bonuses and Deferred Compensation

      None

Compensation Pursuant to Plans.

     None.

Pension Table

     None.

Other Compensation

     None.

Compensation of Directors.

     See Summary above.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

The following table sets forth certain information regarding beneficial ownership of the Company's Common Stock as of September 30, 2004 by: (i) each person who is known by the Company to own beneficially more than 5% of the outstanding shares of Common Stock, (ii) each director of the Company, (iii) each of the named executives and (iv) all directors and executive officers of the Company as a group. At September 30, 2004, there were 770,000 shares of Common Stock issued and outstanding.


Name and Address of     Amount and Nature    Percent of Class (1)
Beneficial Owner        of Beneficial
                        Ownership

Richard H. Casper       489,000 shares held          63.506 %
President, Director     as Personal
and                     Holdings (206,500
Chairman of the         shares) and by
Board                   rules of
2068 Haun Avenue        attribution for
Salt Lake City, Utah    beneficial
84121                   interests held by
                        Casper Partners,
                        LC, (282,500
                        shares) a Utah
                        limited liability
                        company controlled
                        by Mr. Casper

Scott S. Summerhays     5000                          0.65%
Director

Kristy Chambers
Secretary, Director     6000                          0.780%

Jared R. Casper
Vice-President          500                           0.065%

Pamela Lindquist
Director, Vice-         20000                         2.597%
President


(1) Based on 770,000 shares of common stock outstanding as of September 30, 2004.

Common    Directors and Officers as a Group:

                        520,500 shares               67.60%

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

TRANSACTIONS WITH MANAGEMENT AND OTHERS

During the fiscal year ended September 30, 2004, the Company paid to Richard H. Casper, the Chairman and CEO, accrued compensation of $6,500. The Company also paid to Mr. Casper $15,000 of legal fees that had been accrued by the Company in a previous year.

During the fiscal year ended September 30, 2004, the Company has utilized a portion of Mr. Casper's office, without rent, at 5450
Green Street, Murray, Utah.

TRANSACTIONS WITH PROMOTERS

Not applicable.

ITEM 13. EXHIBITS AND REPORTS

(a)(1)FINANCIAL STATEMENTS. The following financial statements are filed as part of this report:

Title of Document
-----------------
Report of Pritchett, Siler & Hardy, Certified Public Accountants

Independent Auditor's Report

Balance Sheet, September 30, 2004

Statements of Operations, for the years ended September 30, 2004, and 2003, and from inception on June 26, 1998, through September
30, 2004.

Statement of Stockholders' Equity from inception on June 26,
1998, through September 30, 2004.

Statements of Cash Flows for the years ended September 30, 2004, and 2003 and from inception on June 26, 1998 through September
30, 2004.

Notes to Financial Statements

 (a)(2)FINANCIAL STATEMENT SCHEDULES. The following financial statement schedules are included as part of this report:

     None.

 (a)(3)EXHIBITS. The following exhibits are filed as part of this report:

     NONE


(b)      REPORTS ON FORM 8-K.

     None

                                SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 23rd day of December, 2004.


                                Dolphin Productions, Inc.


                                By: /s/ Richard H. Casper
                                --------------------------------
                                Richard H. Casper
                                President and Chief Executive
                                Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated on this 23rd day of December, 2004.

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


                    DOLPHIN PRODUCTIONS, INC.


Date: December 23, 2004              /s/ Richard H. Casper

                                     ----------------------------
                                     Richard H. Casper, President

                    DOLPHIN PRODUCTIONS, INC.
                  [A Development Stage Company]

                      FINANCIAL STATEMENTS

                       SEPTEMBER 30, 2004

                    DOLPHIN PRODUCTIONS, INC.
                  [A Development Stage Company]




                            CONTENTS

                                                                   PAGE

           Report of Independent Registered Public
             Accounting Firm                                          1


           Balance Sheet, September 30, 2004                          2


           Statements of Operations, for the years ended
             September 30, 2004 and 2003 and from
             inception on June 26, 1998 through
             September 30, 2004                                       3


           Statement of Stockholders' Equity (Deficit),
             from inception on June 26, 1998 through
             September 30, 2004                                       4


           Statements of Cash Flows, for the years ended
             September 30, 2004 and 2003 and from
             inception on June 26, 1998 through
             September 30, 2004                                       5


           Notes to Financial Statements                          6 - 9

     REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Board of Directors
DOLPHIN PRODUCTIONS, INC.
Salt Lake City, Utah

We have audited the accompanying balance sheet of Dolphin Productions, Inc. [a development stage company] as of September 30, 2004 and the related statements of operations, stockholders' equity (deficit) and cash flows for the years ended September 30, 2004 and 2003 and for the period from inception on June 26, 1998 through September 30, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Dolphin Productions, Inc. [a development stage company] as of September 30, 2004 and the results of its operations and its cash flows for the years ended September 30, 2004 and 2003 and for the period from inception on June 26, 1998 through September 30, 2004, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in
Note 5 to the financial statements, the Company has incurred losses since its inception and has not yet been successful in establishing profitable operations. These factors raise substantial doubt about the ability of the Company to continue as a going concern. Management's plans in regards to these matters are also described in Note 5. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.



PRITCHETT, SILER & HARDY, P.C.

Salt Lake City, Utah
December 7, 2004

                    DOLPHIN PRODUCTIONS, INC.
                  [A Development Stage Company]

                          BALANCE SHEET


                             ASSETS

                                                     September 30,
                                                          2004
                                                      ___________
CURRENT ASSETS:
  Cash                                                 $   21,002
  Income taxes receivable                                     730
                                                      ___________
        Total Current Assets                               21,732
                                                      ___________
                                                       $   21,732
                                                      ___________


         LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
  Accounts payable                                     $    1,709
  Accrued expenses - related party                              -
  Accrued payroll taxes                                     2,994
                                                      ___________
        Total Current Liabilities                           4,703
                                                      ___________

STOCKHOLDERS' EQUITY (DEFICIT):
  Common stock, $.001 par value,
   50,000,000 shares authorized,
   770,000 shares issued and
   outstanding                                                770
  Capital in excess of par value                           55,230
  Deficit accumulated during the
   development stage                                     (38,971)
                                                      ___________
        Total Stockholders' Equity (Deficit)               17,029
                                                      ___________
                                                       $   21,732
                                                      ___________












  The accompanying notes are an integral part of this financial statement.

                    DOLPHIN PRODUCTIONS, INC.
                  [A Development Stage Company]

                    STATEMENTS OF OPERATIONS


                                       For the            From Inception
                                      Year Ended           on June 26,
                                     September 30,         1998 Through
                              _________________________    September 30,
                                  2004         2003            2004
                              ___________   __________  _______________
REVENUE                        $        -   $    2,000  $        37,890

EXPENSES:
  Selling                               -            -            4,561
  General and administrative       14,111       26,407           71,981
                              ___________   __________  _______________
      Total Expenses               14,111       26,407           76,542
                              ___________   __________  _______________

LOSS FROM OPERATIONS             (14,111)     (24,407)          (38,652)
                              ___________   __________  _______________

OTHER INCOME (EXPENSE)
  Interest expense                   (25)            -              (25)
                              ___________   __________  _______________

LOSS BEFORE INCOME TAXES         (14,136)     (24,407)          (38,677)

CURRENT TAX EXPENSE (BENEFIT)           -        (730)              294

DEFERRED TAX EXPENSE (BENEFIT)          -          750                -
                              ___________   __________  _______________

NET INCOME (LOSS)              $ (14,136)   $ (24,427)  $       (38,971)
                              ___________   __________  _______________

EARNINGS (LOSS) PER
  COMMON SHARE                 $     (.03)  $     (.05) $          (.08)
                              ___________   __________  _______________












 The accompanying notes are an integral part of these financial statements.

                    DOLPHIN PRODUCTIONS, INC.
                  [A Development Stage Company]

           STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

                 FROM INCEPTION ON JUNE 26, 1998

                   THROUGH SEPTEMBER 30, 2004


                                                                   Deficit
                                                                 Accumulated
                                     Common Stock    Capital in  During the
                                   _________________ Excess of   Development
                                    Shares   Amount  Par Value      Stage
                                   ________ ________ __________ ____________
BALANCE, June 26, 1998                    - $      - $        - $          -

Issuance of 500,000 shares of
 common stock for cash of $2,000,
 or $.004 per share, June 1998      500,000      500      1,500            -

Net income (loss) for the period
 ended September 30, 1998                 -        -          -            -
                                   ________ ________ __________ ____________
BALANCE, September 30, 1998         500,000      500      1,500            -

Issuance of 20,000 shares of
 common stock for cash of $4,000,
 or $.20 per share, January 1999     20,000       20      3,980            -

Net (loss) for the year ended
 September 30, 1999                       -        -          -       (6,404)
                                   ________ ________ __________ ____________
BALANCE, September 30, 1999         520,000      520      5,480       (6,404)

Net income for the year ended
 September 30, 2000                       -        -          -        2,184
                                   ________ ________ __________ ____________
BALANCE, September 30, 2000         520,000      520      5,480       (4,220)

Net income for the year ended
 September 30, 2001                       -        -          -        4,331
                                   ________ ________ __________ ____________
BALANCE, September 30, 2001         520,000      520      5,480          111

Net (loss) for the year ended
 September 30, 2002                       -        -          -         (519)
                                   ________ ________ __________ ____________
BALANCE, September 30, 2002         520,000      520      5,480         (408)

Net (loss) for the year ended
 September 30, 2003                       -        -          -      (24,427)
                                   ________ ________ __________ ____________
BALANCE, September 30, 2003         520,000 $    520 $    5,480 $    (24,835)

Issuance of 225,000 shares of
 common stock for cash of $45,000,
 or $.20 per share, September 2004  225,000      225     44,775            -

Issuance of 25,000 shares of
 common stock for services valued
 at $5,000, or $.20 per share,
 September 2004                      25,000       25      4,975            -

Net (loss) for the year ended
 September 30, 2004                       -        -          -      (14,136)
                                   ________ ________ __________ ____________
BALANCE, September 30, 2004         770,000 $    770 $   55,230 $    (38,971)
                                   ________ ________ __________ ____________







  The accompanying notes are an integral part of this financial statement.

                    DOLPHIN PRODUCTIONS, INC.
                  [A Development Stage Company]

                    STATEMENTS OF CASH FLOWS


                                                For the        From Inception
                                               Year Ended       on June 26,
                                             September 30,      1998 Through
                                           ____________________ September 30,
                                              2004       2003        2004
                                           _________  _________  ___________
Cash Flows from Operating Activities:
 Net income (loss)                         $ (14,136) $ (24,427)  $  (38,971)
 Adjustments to reconcile net income to
  net cash provided by operating
  activities:
  Non-cash expense for services rendered       5,000          -        5,000
  Changes in assets and liabilities:
   (Increase) decrease in income
     taxes receivable                              -       (730)        (730)
    (Increase) decrease in prepaid expenses        -        410            -
    (Increase) decrease in deferred
      tax assets                                   -        750            -
    Increase in accounts payable                 649      1,060        1,709
    Increase (decrease) in accrued expenses        -
      related party                          (21,500)    16,500            -
    Increase in accrued payroll taxes          2,994          -        2,994
    Increase (decrease) in income
     taxes payable                                 -     (1,024)           -
    Increase (decrease) in accrued expenses        -       (464)           -
                                           _________  _________  ___________
     Net Cash Provided (Used) by
      Operating Activities                   (26,993)    (7,925)     (29,998)
                                           _________  _________  ___________

Cash Flows from Investing Activities               -          -            -
                                           _________  _________  ___________
     Net Cash Provided by Investing
       Activities                                  -          -            -
                                           _________  _________  ___________

Cash Flows from Financing Activities:
 Proceeds from issuance of common stock       45,000          -       51,000
                                           _________  _________  ___________
     Net Cash Provided by
      Financing Activities                    45,000          -       51,000
                                           _________  _________  ___________

Net Increase in Cash and Cash Equivalents     18,007     (7,925)      21,002

Cash and Cash Equivalents at
 Beginning of Period                           2,995     10,920            -
                                           _________  _________  ___________
Cash and Cash Equivalents at
 End of Period                             $  21,002  $   2,995  $    21,002
                                           _________  _________  ___________

Supplemental Disclosures of Cash Flow Information:
 Cash paid during the period for:
   Interest                                $      25  $       -  $        25
   Income taxes                            $       -  $   1,024  $     1,024

Supplemental Schedule of Non-cash Investing and Financing
Activities:
  For the year ended September 30, 2004:
     In September 2004, the Company issued 25,000 shares of common stock for services rendered valued at $5,000.

  For the year ended September 30, 2003:
     None

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

  Advertising Costs - Advertising costs, except for costs associated with direct-response advertising, are charged to operations when incurred. The costs of direct-response advertising are capitalized and amortized over the period during which future benefits are expected to be received. During the years ended September 30, 2004 and 2003, advertising costs amounted to $0 and $0, respectively.

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

  Reclassification - The financial statements for years prior to September 30, 2004 have been reclassified to conform to the headings and classifications used in the September 30, 2004 financial statements.

NOTE 2 - CAPITAL STOCK

  Common Stock - During September 2004, the Company issued 225,000 shares of its previously authorized but unissued common stock for cash of $45,000 (or $.20 per share).

  During September 2004, the Company issued 25,000 shares of its previously authorized but unissued common stock for services rendered valued at $5,000 (or $.20 per share).

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

                    DOLPHIN PRODUCTIONS, INC.
                  [A Development Stage Company]

                  NOTES TO FINANCIAL STATEMENTS

NOTE 3 - RELATED PARTY TRANSACTIONS

  Management Compensation and Accrued Expenses - Salary expense to the Company's President for the years ended September 30, 2004 and 2003 amounted to $2,320 and $1,500, respectively. At September 30, 2004, the Company owes a total of $0 in accrued salary to the Company's President.

  Legal Services and Accrued Expenses - During the years ended September 30, 2004 and 2003, respectively, the Company's President provided legal services of $0 and $15,000 to the Company. At September 30, 2004, the Company owes a total of $0 in accrued legal fees to the Company's President.

NOTE 4 - INCOME TAXES

  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. At September 30, 2004, the Company has available unused operating loss carryforwards of approximately $38,700, which may be applied against future taxable income and which expire in 2024.

  The amount of and ultimate realization of the benefits from the deferred tax assets for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the deferred tax assets, the Company has established a valuation allowance equal to their tax effect and, therefore, no deferred tax asset has been recognized for the deferred tax assets. The net deferred tax assets, which consist mainly of accrued compensation and net operating loss carryforward, are approximately $5,800 and $3,700 as of September 30, 2004 and 2003, respectively, with an offsetting valuation allowance of the same amount, resulting in a change in the valuation allowance of approximately $2,100 during the year ended September 30, 2004.

NOTE 5 - GOING CONCERN

  The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the
  United States of America which contemplate continuation of the Company as a going concern. However, the Company has not yet been successful in establishing profitable operations. These factors raise substantial doubt about the ability of the Company to continue as a going concern. In this regard, management is proposing to raise any necessary additional funds through loans or through additional sales of its common stock or through the possible acquisition of other companies. There is no assurance that the Company will be successful in raising this additional capital or in achieving profitable operations.

                    DOLPHIN PRODUCTIONS, INC.
                  [A Development Stage Company]

                  NOTES TO FINANCIAL STATEMENTS

NOTE 6 - LOSS PER SHARE

  The following data show the amounts used in computing loss per share:

                                              For the        From Inception
                                            Year Ended        on June 26,
                                           September 30,      1998 Through
                                      ____________________    September 30,
                                           2004      2003          2004
                                      __________  __________  _____________
    Net loss available to common
     shareholders(numerator)          $ (14,136)  $ (24,427)  $     (38,971)
                                      __________  __________  _____________
    Weighted average number of
     common shares outstanding
     used in loss per share for
     the period (denominator)            522,049      520,000       518,553
                                      __________  __________  _____________

  Dilutive loss per share was not presented, as the Company had no common stock equivalent shares for all periods presented that would affect the computation of diluted loss per share.

NOTE 9 - SUBSEQUENT EVENT

  In November 2004, a shareholder of the Company advanced the Company $2,995 to pay expenses.