Form 10QSB
period 2004-12-31
DOLPHIN PRODUCTIONS INC
filed 2005-02-08
CIK 1076541

U.S. Securities and Exchange Commission

                           Washington D.C. 20549

                                Form 10-QSB

                                (Mark One)

    [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

                           EXCHANGE ACT OF 1934

             For the quarterly period ended December 31, 2004

    [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

     For the transition period from ______________ to _______________

                      Commission file number 0-50164

                         DOLPHIN PRODUCTIONS, INC.


     (Exact name of small business issuer as specified in its charter)

              Nevada                             87-0618756

   -----------------------------            ----------------------

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 770,000 as of December 31, 2004.

                         DOLPHIN PRODUCTIONS, INC.

                           INDEX TO FORM 10-QSB


PAGE

PART I      FINANCIAL INFORMATION
NUMBER



  Item 1.   Financial Statements for DOLPHIN PRODUCTIONS, INC.        3-9



              Unaudited Condensed Balance Sheets

              December 31, 2004 and September 30, 2004



              Unaudited Condensed Statements of Operations -

              Three Months Ended December 31, 2004 and December 31, 2003

              From Inception on June 26, 1998 through December 31, 2004



              Unaudited Condensed Statements of Cash Flows -

              Three Months Ended December 31, 2004 and December 31, 2003

              From Inception on June 26, 1998, through December 31, 2004


              Notes to Unaudited Condensed Financial Statements



  Item 2.   Management's Discussion and Analysis of                    10

            Financial Condition and Results of Operation




  Item 3.   Controls and Procedures                                    10



PART II     OTHER INFORMATION                                          10



SIGNATURE                                                              10

Item 1. Financial Statements for DOLPHIN PRODUCTIONS, INC.





                         DOLPHIN PRODUCTIONS, INC.
                       [A Development Stage Company]

                    UNAUDITED CONDENSED BALANCE SHEETS


                                  ASSETS

                                         December 31,September 30,
                                             2004         2004
                                         ___________  ___________
CURRENT ASSETS:
  Cash                                   $    16,135  $    21,002
  Income taxes receivable                        730          730
                                         ___________  ___________
        Total Current Assets
                                              16,865       21,732
                                         ___________  ___________
                                         $    16,865  $    21,732
                                         ___________  ___________


                   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                       $     2,275  $     1,709
  Accrued payroll taxes                                     2,994
                                         ___________  ___________
        Total Current Liabilities              2,275        4,703
                                         ___________  ___________

STOCKHOLDERS' EQUITY:
  Common stock, $.001 par value,
   50,000,000 shares authorized,
   770,000 shares issued and
   outstanding                                   770          770
  Capital in excess of par value             55 ,230       55,230
  Deficit accumulated during the
   development stage                         (41,410)     (38,971)
                                         ___________  ___________
        Total Stockholders' Equity            14,590       17,029
                                         ___________  ___________
                                         $    16,865  $    21,732
                                         ___________  ___________










Note: The balance sheet at September 30, 2004 was taken from the audited financial statements at that date and condensed.

 The accompanying notes are an integral part of these unaudited condensed financial statements

                         DOLPHIN PRODUCTIONS, INC.
                       [A Development Stage Company]

               UNAUDITED CONDENSED STATEMENTS OF OPERATIONS


                                           For the Three      From Inception
                                            Months Ended       on June 26,
                                            December 31,       1998 Through
                                       ______________________  December 31,
                                          2004        2003         2004
                                       __________  __________  ____________
REVENUE                                $        -  $        -  $     37,890

EXPENSES:
  Selling                                       -           -         4,561
  General and administrative                2,439       1,300        74,420
                                       __________  __________  ____________
      Total Expenses                        2,439       1,300        78,981
                                       __________  __________  ____________

LOSS BEFORE OTHER INCOME (EXPENSE)         (2,439)     (1,300)      (41,091)

OTHER INCOME (EXPENSE)
      Interest expense                          -           -           (25)
                                       __________  __________  ____________

LOSS BEFORE INCOME
  TAXES                                    (2,439)     (1,300)      (41,116)

CURRENT TAX EXPENSE
  (BENEFIT)                                     -           -           294

DEFERRED TAX EXPENSE
  (BENEFIT)                                     -           -             -
                                       __________  __________  ____________

NET LOSS                               $   (2,439) $   (1,300) $    (41,410)
                                       __________  __________  ____________

LOSS PER COMMON SHARE                  $     (.00) $     (.00) $       (.08)
                                       __________  __________  ____________










 The accompanying notes are an integral part of these unaudited condensed financial statements.

                         DOLPHIN PRODUCTIONS, INC.
                       [A Development Stage Company]

               UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS


                                           For the Three      From Inception
                                            Months Ended       on June 26,
                                            December 31,       1998 Through
                                       ______________________  December 31,
                                          2004        2003         2004
                                       __________  __________  ____________
Cash Flows from Operating Activities:
 Net loss                              $   (2,439) $   (1,300) $    (41,410)
 Adjustments to reconcile net loss
   to net cash provided (used) by
   operating activities:
  Non-cash expense for services
    rendered                                    -           -         5,000
  Changes in assets and liabilities:
    (Increase) in income taxes
      receivable                                -           -          (730)
    Increase in accounts payable              566         240         2,275
    Increase (decrease) in accrued
      payroll taxes                        (2,994)          -             -

                                       __________  __________  ____________
     Net Cash (Used) by
       Operating Activities                (4,867)     (1,060)      (34,865)
                                       __________  __________  ____________

Cash Flows from Investing Activities            -           -             -
                                       __________  __________  ____________
     Net Cash Provided by
       Investing Activities                     -           -             -
                                       __________  __________  ____________

Cash Flows from Financing Activities:
 Proceeds from issuance of common stock         -           -        51,000
                                       __________  __________  ____________
     Net Cash Provided by
       Financing Activities                     -           -        51,000
                                       __________  __________  ____________

Net Increase (Decrease) in Cash and
  Cash Equivalents                         (4,867)     (1,060)       16,135

Cash and Cash Equivalents at
  Beginning of Period                      21,002       2,995             -
                                       __________  __________  ____________

Cash and Cash Equivalents at End
  of Period                            $   16,135  $    1,935  $     16,135
                                       __________  __________  ____________

Supplemental Disclosures of Cash Flow Information:
 Cash paid during the period for:
   Interest                            $        -  $        -  $          -
   Income taxes                        $        -  $        -  $      1,024

Supplemental Schedule of Non-cash Investing and Financing Activities:
  For the three months ended December 31, 2004:
     None

  For the three months ended December 31, 2003:
     None


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

  Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at December 31, 2004 and 2003 and for the periods then ended have been made.

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's September 30, 2004 audited financial statements. The results of operations for the periods ended December 31, 2004 and 2003 are not necessarily indicative of the operating results for the full year.

  Fiscal Year - The Company's fiscal year-end is September 30th.

  Cash and Cash Equivalents - The Company considers all highly liquid debt investments purchased with a maturity of three months or less to be cash equivalents.

  Accounts Receivable - The Company records accounts receivable at the lower of cost or fair value. The Company recognizes interest income on an account receivable based on the stated interest rate for past-due accounts over the period that the account is past due. The Company accumulates and defers fees and costs associated with establishing a receivable to be amortized over the estimated life of the related receivable. The Company estimates allowances for doubtful accounts based on the aged receivable balances and historical losses. The Company records interest income on delinquent accounts receivable only when payment is received. The Company first applies payments received on delinquent accounts receivable to eliminate the outstanding principal. The Company charges off uncollectible accounts receivable when management estimates no possibility of collecting the related receivable. The Company considers accounts receivable to be past due or delinquent based on contractual terms.

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

  Advertising Costs - Advertising costs, except for costs associated with direct-response advertising, are charged to operations when incurred. The costs of direct-response advertising are capitalized and amortized over the period during which future benefits are expected to be received. During the three months ended December 31, 2004 and 2003, advertising costs amounted to $0 and $0, respectively.

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

  Recently Enacted Accounting Standards - Statement of Financial Accounting Standards ("SFAS") No. 151, "Inventory Costs - an amendment of ARB 43, Chapter 4", SFAS No. 152, "Accounting for Real Estate Time-Sharing Transactions - an amendment of FASB Statements No. 66 and 67", SFAS No. 153, "Exchanges of Nonmonetary Assets - an amendment of APB Opinion No. 29", and SFAS No 123 (revised 2004), "Share-Based Payment", were recently issued. SFAS No. 151, 152, 153 and 123 (revised 2004) have no current applicability to the Company or their effect on the financial statements would not have been significant.

  Restatement - On January 15, 1999, the Company effected a 5-for-2 forward stock split. The financial statements have been restated, for all periods presented, to reflect the stock split [See Note 2].

  Reclassification - The financial statements for periods prior to  December
  31,   2004  have  been  reclassified  to  conform  to  the  headings   and
  classifications used in the December 31, 2004 financial statements.

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

  During September of 2004, the Company sold 225,000 shares of its previously authorized but unissued stock for $45,000 ($.20 per share).

  During  September  of  2004,  the Company  issued  25,000  shares  of  its previously authorized but unissued stock to certain officers and directors. The Company assigned a value of $5000 ($.20 per share) to the shares issued.

  Stock Split - On January 15, 1999, the Company effected a five for two common stock split. The financial statements, for all periods presented, have been restated to reflect the stock split.

NOTE 3 - RELATED PARTY TRANSACTIONS

  Management Compensation and Accrued Expenses - Salary expense to the officers of the Company for the three months ended December 31, 2004 and 2003 amounted to $0 and $0, respectively.

  Legal Services and Accrued Expenses - During the three months ended December 31, 2004 and 2003, respectively, the Company's President provided legal services of $0 and $0 to the Company

NOTE 4 - INCOME TAXES

  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. At December 31, 2004, the Company has available unused operating loss carryforwards of approximately $41,100, which may be applied against future taxable income and which expire in various years through 2025.

  The  amount of and ultimate realization of the benefits from the  deferred tax assets for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the deferred tax assets, the Company has established a valuation allowance equal to their tax effect and, therefore, no deferred tax asset has been recognized for the deferred tax assets. The net deferred tax assets, which consist mainly of net operating loss carryforwards, are approximately $6,200 and $5,800 as of December 31, 2004 and September 30, 2004, respectively, with an offsetting valuation allowance of the same amount, resulting in a change in the valuation allowance of approximately $400 during the three months ended December 31, 2004.

                         DOLPHIN PRODUCTIONS, INC.
                       [A Development Stage Company]

             NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 5 - GOING CONCERN

  The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America which contemplate continuation of the Company as a going concern. However, the Company has not yet been successful in establishing profitable operations and has incurred significant losses in recent years. These factors raise substantial doubt about the ability of the Company to continue as a going concern. In this regard, management is proposing to raise any necessary additional funds through loans or through additional sales of its common stock or through the possible acquisition of other companies. There is no assurance that the Company will be successful in raising this additional capital or in achieving profitable operations.

NOTE 6 - LOSS PER SHARE

  The following data show the amounts used in computing loss per share:

                                           For the Three      From Inception
                                            Months Ended       on June 26,
                                            December 31,       1998 Through
                                       ______________________  December 31,
                                          2004        2003         2004
                                       __________  __________  ____________
    Net loss available to common
      shareholders  (numerator)        $   (2,439) $   (1,300) $    (41,410)
                                       __________  __________  ____________
    Weighted average number of
    common shares outstanding
    used in loss per share for the
    period (denominator)                  770,000     520,000       528,273
                                       __________  __________  ____________

  Dilutive loss per share was not presented, as the Company had no common stock equivalent shares for all periods presented that would affect the computation of diluted loss per share.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management's discussion and analysis of certain significant factors that have affected the Company's financial condition and operating results for the period included in the accompanying
financial statements.   The accompanying Unaudited Condensed Financial
Statements as of December 31, 2004, including the Notes to Unaudited Condensed Financial Statements, are, by this reference, included in this Managements Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

Three Months Ended December 31, 2004 Compared to Three Months Ended December 31, 2003

DOLPHIN PRODUCTIONS, INC. (the Company), did not generate revenues during the quarters ending December 31, 2004, December 31, 2003, respectively. The Company is exploring the risks, costs and feasibility of its entry into the business of marketing original music through e-commerce.

DOLPHIN PRODUCTIONS, INC. recorded a net loss of $2,439 for the quarter ending December 31, 2004, compared to a net loss of $1,300 for the comparable quarter ending December 31, 2003.

DOLPHIN PRODUCTIONS, INC. has no plans to produce concerts or to provide concert-related services in the future, except as such services may be ancillary to the Companys efforts to promote and sell original music through the Internet.

DOLPHIN PRODUCTIONS, INC., has no prospects for generating revenues from its operations during the foreseeable future. The magnitude of the revenues, if any, will depend upon many factors, including the Companys ability to compete with better capitalized distributors of recorded music.

Liquidity and Capital Resources

As of December 31, 2004, the Company had on hand cash of $16,135. It owed accounts payable of $2,275.

Item 3. Controls and Procedures

As of January 15, 2005, an informal evaluation was performed under the supervision and with the participation of the Company's management, including the CEO, the CFO, and the Chair of the Companys Audit Committee, as to the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management concluded that the Company's disclosure controls and procedures were effective as of January 15, 2005. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to January 15, 2005.


                         PART II-OTHER INFORMATION

None

                                 SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         DOLPHIN PRODUCTIONS, INC.


Date: February 7, 2005                       /s/ Richard H. Casper


                                       --------------------------------

                                       Richard H. Casper, President