Form 10QSB
period 2005-03-31
DOLPHIN PRODUCTIONS INC
filed 2005-05-16
CIK 1076541

U.S. Securities and Exchange Commission
                     Washington D.C. 20549

                          Form 10-QSB

                          (Mark One)
[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                     EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 2005

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 770,000 as of March 31, 2005.

                   DOLPHIN PRODUCTIONS, INC.
                     INDEX TO FORM 10-QSB

                                                                        PAGE
PART I      FINANCIAL INFORMATION                                       NUMBER

  Item 1.   Financial Statements for DOLPHIN PRODUCTIONS, INC.            3-10


              Unaudited Condensed Balance Sheets
              March 31, 2005 and September 30, 2004

              Unaudited Condensed Statements of Operations - Three and Six Months Ended March 31, 2005 and 2004 and From Inception on June 26, 1998 through March 31, 2005

              Unaudited Condensed Statements of Cash Flows -
              Six Months Ended March 31, 2005 and 2004 and
              From Inception on June 26, 1998, through March 31, 2005

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

Item 1. Financial Statements for DOLPHIN PRODUCTIONS, INC.


                         DOLPHIN PRODUCTIONS, INC.
                       [A Development Stage Company]




                                 CONTENTS

                                                          PAGE

        -   Unaudited Condensed Balance Sheets,
             March 31, 2005 and September 30, 2004           4


        -   Unaudited Condensed Statements of Operations,
             for the three and six months ended March 31,
             2005 and 2004 and from inception on June 26,
             1998 through March 31, 2005                     5


        -   Unaudited Condensed Statements of Cash Flows,
             for the six months ended March 31, 2005
             and 2004 and from inception on June 26, 1998
             through March 31, 2005                          6


        -   Notes to Unaudited Condensed Financial
             Statements                                  7 - 10

                         DOLPHIN PRODUCTIONS, INC.
                       [A Development Stage Company]

                    UNAUDITED CONDENSED BALANCE SHEETS


                                  ASSETS

                                           March 31,  September 30,
                                             2005         2004
                                         ___________  ___________
CURRENT ASSETS:
  Cash                                   $    13,069  $    21,002
  Income taxes receivable                        730          730
                                         ___________  ___________
        Total Current Assets                  13,799       21,732
                                         ___________  ___________
                                         $    13,799  $    21,732
                                         ___________  ___________


                   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                       $       352  $     1,709
  Accrued payroll taxes                          -          2,994
  Utah Sales Tax Payable                          45            -
                                         ___________  ___________
        Total Current Liabilities                397        4,703
                                         ___________  ___________

STOCKHOLDERS' EQUITY :
  Common stock, $.001 par value,
   50,000,000 shares authorized,
   770,000 shares issued and
   outstanding                                   770          770
  Capital in excess of par value              55,230       55,230
  Deficit accumulated during the
   development stage                         (42,598)     (38,971)
                                         ___________  ___________
        Total Stockholders' Equity            13,402       17,029
                                         ___________  ___________
                                         $    13,799  $    21,732
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

                         DOLPHIN PRODUCTIONS, INC.
                       [A Development Stage Company]

               UNAUDITED CONDENSED STATEMENTS OF OPERATIONS


                          For the Three      For the Six      From Inception
                          Months Ended       Months Ended       on June 26,
                            March 31,          March 31,       1998 Through
                        _________________  _________________     March 31,
                          2005     2004      2005     2004         2005
                        ________ ________  ________ ________  ______________
REVENUE                 $    675 $      -  $    675 $      -  $       38,565

EXPENSES:
  Selling                      -        -         -        -           4,561
  General and
   administrative          1,863      798     4,302    2,098          76,283
                        ________ ________  ________ ________  ______________
      Total Expenses       1,863      798     4,302    2,098          80,844
                        ________ ________  ________ ________  ______________

LOSS BEFORE OTHER
  INCOME (EXPENSE)       (1,188)    (798)   (3,627)  (2,098)        (42,279)

OTHER INCOME (EXPENSE)
  Interest expense             -        -         -        -            (25)
                        ________ ________  ________ ________  ______________

LOSS BEFORE INCOME
  TAXES                  (1,188)    (798)   (3,627)  (2,098)        (42,304)

CURRENT TAX EXPENSE
  (BENEFIT)                    -        -         -        -             294

DEFERRED TAX EXPENSE
  (BENEFIT)                    -        -         -        -               -
                        ________ ________  ________ ________  ______________

NET LOSS                $(1,188) $  (798)  $(3,627) $(2,098)  $     (42,598)
                        ________ ________  ________ ________  ______________

LOSS PER COMMON SHARE   $  (.00) $  (.00)  $  (.00) $  (.00)  $        (.08)
                        ________ ________  ________ ________  ______________







 The accompanying notes are an integral part of these unaudited condensed financial statements.

                         DOLPHIN PRODUCTIONS, INC.
                       [A Development Stage Company]

               UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS


                                          For the Six        From Inception
                                          Months Ended         on June 26,
                                            March 31,         1998 Through
                                     ______________________     March 31,
                                        2005        2004          2005
                                     __________  __________  ______________
Cash Flows from Operating Activities:
 Net loss                            $   (3,627) $  ( 2,098) $      (42,598)
 Adjustments to reconcile net loss
   to net cash used by operating
   activities:
  Non-cash expense for services
    rendered                                  -           -           5,000
  Changes in assets and liabilities:
    (Increase) in income taxes
      receivable                              -           -            (730)
    Increase (decease) in accounts
      payable                            (1,357)       (270)            352
    (Decrease) in Accrued Payroll
      Taxes                              (2,994)          -               -
    Increase in Utah sales tax
      payable                                45           -              45
                                     __________  __________  ______________
     Net Cash (Used) by
       Operating Activities              (7,933)     (2,368)        (37,931)
                                     __________  __________  ______________

Cash Flows from Investing Activities          -           -               -
                                     __________  __________  ______________
     Net Cash Provided by
       Investing Activities                   -           -               -
                                     __________  __________  ______________

Cash Flows from Financing Activities:
 Proceeds from issuance of common
   stock                                      -           -          51,000
                                     __________  __________  ______________
     Net Cash Provided by
       Financing Activities                   -           -          51,000
                                     __________  __________  ______________

Net Increase (Decrease) in Cash and
  Cash Equivalents                       (7,933)     (2,368)         13,069

Cash and Cash Equivalents at
  Beginning of Period                    21,002       2,995               -
                                     __________  __________  ______________

Cash and Cash Equivalents at End of
  Period                             $   13,069  $      627  $       13,069
                                     __________  __________  ______________

Supplemental Disclosures of Cash Flow Information:
 Cash paid during the period for:
   Interest                          $        -  $        -  $            -
   Income taxes                      $        -  $        -  $        1,024

Supplemental Schedule of Non-cash Investing and Financing Activities:
  For the six months ended March 31, 2005:
     None

  For the six months ended March 31, 2004:
     None


 The accompanying notes are an integral part of these unaudited condensed financial statements.

                         DOLPHIN PRODUCTIONS, INC.
                       [A Development Stage Company]

             NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Organization - Dolphin Productions, Inc. ("the Company") was organized under the laws of the State of Nevada on June 26, 1998. The Company markets original recorded music through the Internet. The Company formerly produced live musical concerts. The Company has not yet generated significant revenues from its Internet marketing operations and is considered a development stage company as defined in Statement of Financial Accounting Standards No. 7. The Company has, at the present time, not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors.

  Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2005 and 2004 and for the periods then ended have been made.

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's September 30, 2004 audited financial statements. The results of operations for the periods ended March 31, 2005 and 2004 are not necessarily indicative of the operating results for the full year.

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

                         DOLPHIN PRODUCTIONS, INC.
                       [A Development Stage Company]

             NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [Continued]

  Revenue Recognition - The Company recognizes revenue from providing musical and other performances for concerts and other events for a negotiated fee in the period when the services are provided. The Company records only its fee from a concert performance and reflects the Company's expenses related to the performance as general and administrative expense. The Company recognizes revenue from the sale of recorded music when the product is delivered.

  Advertising Costs - Advertising costs, except for costs associated with direct-response advertising, are charged to operations when incurred. The costs of direct-response advertising are capitalized and amortized over the period during which future benefits are expected to be received. During the six months ended March 31, 2005 and 2004, advertising costs amounted to $0 and $0, respectively.

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

  Recently Enacted Accounting Standards - Statement of Financial Accounting Standards ("SFAS") No. 151, "Inventory Costs - an amendment of ARB No. 43, Chapter 4", SFAS No. 152, "Accounting for Real Estate Time-Sharing Transactions - an amendment of FASB Statements No. 66 and 67", SFAS No. 153, "Exchanges of Nonmonetary Assets - an amendment of APB Opinion No. 29", and SFAS No. 123 (revised 2004), "Share-Based Payment", were recently issued. SFAS No. 151, 152, 153 and 123 (revised 2004) have no current applicability to the Company or their effect on the financial statements would not have been significant.

  Restatement - On January 15, 1999, the Company effected a 5-for-2 forward stock split. The financial statements have been restated, for all periods presented, to reflect the stock split [See Note 2].

  Reclassification - The financial statements for periods prior to March 31, 2005 have been reclassified to conform to the headings and classifications used in the March 31, 2005 financial statements.

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

  During September 2004, the Company issued 25,000 shares of its previously authorized but unissued common stock to certain officers and directors of the Company for services valued at $5,000 (or $.20 per share). The Company issued 7,500 shares to its president/chairman of the board, 5,000 shares to a vice-president/director, 5,000 shares to the chief financial officer/director, 5,000 shares to the director who chairs the audit committee, and 2,500 shares to two other officers.

  Stock Split - On January 15, 1999, the Company effected a five for two common stock split. The financial statements, for all periods presented, have been restated to reflect the stock split.

NOTE 3 - RELATED PARTY TRANSACTIONS

  Management Compensation and Accrued Expenses - Salary expense to the President for the six months ended March 31, 2005 and 2004 amounted to $0 and $0, respectively.

  Legal Services and Accrued Expenses - During the six months ended March 31, 2005 and 2004, the Company's President provided legal services of $0 and $0, respectively, to the Company.

NOTE 4 - INCOME TAXES

  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. At March 31, 2005, the Company has available unused operating loss carryforwards of approximately $42,300, which may be applied against future taxable income and which expire in various years through 2025.

                         DOLPHIN PRODUCTIONS, INC.
                       [A Development Stage Company]

             NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS


NOTE 4 - INCOME TAXES (continued)

  The  amount of and ultimate realization of the benefits from the  deferred tax assets for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the deferred tax assets, the Company has established a valuation allowance equal to their tax effect and, therefore, no deferred tax asset has been recognized for the deferred tax assets. The net deferred tax assets, which consist mainly of net operating loss carryforwards, are approximately $6,300 and $5,800 as of March 31, 2005 and September 30, 2004, respectively, with an offsetting valuation allowance of the same amount, resulting in a change in the valuation allowance of approximately $500 during the six months ended March 31, 2005.


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

NOTE 6 - LOSS PER SHARE

  The following data show the amounts used in computing loss per share:

                          For the Three      For the Six      From Inception
                          Months Ended       Months Ended       on June 26,
                            March 31,          March 31,       1998 Through
                        _________________  _________________     March 31,
                          2005     2004      2005     2004         2005
                        ________ ________  ________ ________  ______________
   Net loss available to
    common shareholders
    (numerator)         $(1,188) $  (798)  $(3,627) $(2,098)  $     (42,598)
                        ________ ________  ________ ________  ______________
   Weighted average
    number of common
    shares outstanding
    used in loss per
    share for the period
    (denominator)        770,000  520,000   770,000  520,000         537,081
                        ________ ________  ________ ________  ______________

  Dilutive loss per share was not presented, as the Company had no common stock equivalent shares for all periods presented that would affect the computation of diluted loss per share.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management's discussion and analysis of certain significant factors that have affected the Company's financial condition and operating
results for the period included in the accompanying financial statements.   The
accompanying Unaudited Condensed Financial Statements as of March 31, 2005, including the Notes to Unaudited Condensed Financial Statements, are, by this reference, included in this Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

Three Months Ended March 31, 2005 Compared to Three Months Ended March 31, 2004:

DOLPHIN PRODUCTIONS, INC. (the "Company"), generated revenues of $675 during the quarter ended March 31, 2005, compared to revenues of $ 0 for the comparable quarter of 2004. The revenues came from sales of recorded music through a promotional event in March of 2005. The promotional event took place in connection with the opening of the Company's web site in March of 2005.

The Company recorded a net loss of $1,188 for the quarter ending March 31, 2005, compared to a net loss of $798 for the comparable quarter ending March 31, 2004.

Six Months Ended March 31, 2005 Compared to Six Months Ended March 31, 2004:

The Company recorded a net loss of $3,627 for the six month ending March 31, 2005, compared to a net loss of $2,098 for the comparable six months ending March 31, 2004.

General:

     The Company launched a trial run of its web site under the domain name "dolphinproductions.net" in March of 2005. Two recording artists have allowed the Company to market their original music through the web site during the trial run. Both artists are shareholders of the Company; one is a vice president and director of the Company.

     The Company is evaluating alternative technologies that are available for the downloading and sale of recorded music from the web site. The Company is also negotiating with other artists for the inclusion of additional recorded music to that now available through the Company's web site.

     In connection with the launching of the web site, the Company conducted a promotional event at which the Company generated revenues of $675.

     The magnitude of future revenues, if any, from the Company's web site will depend upon many factors, including the Company's ability to compete with better capitalized distributors of recorded music.

Liquidity and Capital Resources

As of March 31, 2005, the Company had on hand cash of $13,069. It had current liabilities of $ 397.

Item 3. Controls and Procedures

As of April 15, 2005, an informal evaluation was performed under the supervision and with the participation of the Company's management, including the CEO, the CFO, and the Chair of the Company's Audit Committee, as to the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management concluded that the Company's disclosure controls and procedures were effective as of April 15, 2005. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to April 15, 2005.

PART II-OTHER INFORMATION
None

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DOLPHIN PRODUCTIONS, INC.


Date: May 12, 2005                       /s/ Richard H. Casper


                                              --------------------------------
                                              Richard H. Casper, President