Form 10QSB
period 2005-06-30
DOLPHIN PRODUCTIONS INC
filed 2005-08-12
CIK 1076541

U.S. Securities and Exchange Commission

                           Washington D.C. 20549

                                Form 10-QSB

                                (Mark One)

    [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

                           EXCHANGE ACT OF 1934

               For the quarterly period ended June 30, 2005

    [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

     For the transition period from ______________ to _______________

                      Commission file number 0-50164

                         DOLPHIN PRODUCTIONS, INC.


     (Exact name of small business issuer as specified in its charter)
                  Nevada                                 87-0618756
------------------------------------   -------------------------------------
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

Yes (X) No ( )

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 770,000 as of June 30, 2005.

                         DOLPHIN PRODUCTIONS, INC.

                           INDEX TO FORM 10-QSB

                                                                  PAGE
PART I      FINANCIAL INFORMATION                                 NUMBER

  Item 1.   Financial Statements for DOLPHIN PRODUCTIONS, INC.     3-9

              Unaudited Condensed Balance Sheets
              June 30, 2005 and September 30, 2004

              Unaudited Condensed Statements of Operations -
              Three Months Ended June 30, 2005 and June 30, 2004 Nine Months Ended June 30, 2005 and June 30, 2004 and from inception on June 28, 1998 through June 30, 2005

              Unaudited Condensed Statements of Cash Flows - Nine
              Months Ended June 30, 2005 and June 30, 2004 and
              from inception on June 28, 1998 through June 30,
              2005

              Notes to Unaudited Condensed Financial Statements

  Item 2.   Management's Discussion and Analysis of                  10
            Financial Condition and Results of Operation


  Item 3.   Controls and Procedures                                  11

PART II     OTHER INFORMATION                                        11

SIGNATURE                                                            11

Item 1. Financial Statements for DOLPHIN PRODUCTIONS, INC.



                         DOLPHIN PRODUCTIONS, INC.
                       [A Development Stage Company]

                    UNAUDITED CONDENSED BALANCE SHEETS


                                  ASSETS

                                           June 30,  September 30,
                                             2005         2004
                                         ___________  ___________
CURRENT ASSETS:
  Cash                                   $    13,519  $    21,002
  Income taxes receivable                          -          730
                                         ___________  ___________
        Total Current Assets                  13,519       21,732
                                         ___________  ___________
                                         $    13,519  $    21,732
                                         ___________  ___________


              LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
  Accounts payable                       $       875  $     1,709
  Accrued payroll taxes                            -        2,994
  State Sales Tax Payable                         52            -
                                         ___________  ___________
        Total Current Liabilities                927        4,703
                                         ___________  ___________

STOCKHOLDERS' EQUITY (DEFICIT):
  Common stock, $.001 par value,
   50,000,000 shares authorized,
   770,000 shares issued and
   outstanding                                   770          770
  Capital in excess of par value              55,230       55,230
  Deficit accumulated during the
   development stage                         (43,408)     (38,971)
                                         ___________  ___________
        Total Stockholders' Equity            12,592       17,029
                                         ___________  ___________
                                         $    13,519  $    21,732
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

                         DOLPHIN PRODUCTIONS, INC.
                       [A Development Stage Company]

               UNAUDITED CONDENSED STATEMENTS OF OPERATIONS


                            For the Three      For the Nine   From Inception
                             Months Ended      Months Ended     on June 26,
                               June 30,          June 30,      1998 Through
                          _________________ _________________    June 30,
                            2005     2004     2005     2004        2005
                          ________ ________ ________ ________ _____________
REVENUE                   $    113 $      - $   788  $      - $      38,678

EXPENSES:
  Selling                        -        -       -         -         4,561
  General and
    administrative             934    1,369    5,236    3,467        77,217
                          ________ ________ ________ ________ _____________
      Total Expenses           934    1,369    5,236    3,467        81,778
                          ________ ________ ________ ________ _____________

LOSS BEFORE OTHER
  INCOME (EXPENSE)           (821)  (1,369)  (4,448)  (3,467)      (43,100)
                          ________ ________ ________ ________ _____________

OTHER INCOME (EXPENSE):
  Interest income               11        -       11        -            11
  Interest expense               -        -        -        -          (25)
                          ________ ________ ________ ________ _____________
      Total Other Income
          (Expense)             11        -       11        -          (14)
                          ________ ________ ________ ________ _____________

LOSS BEFORE INCOME
  TAXES                      (810)  (1,369)  (4,437)  (3,467)      (43,114)

CURRENT TAX EXPENSE
  (BENEFIT)                      -        -        -        -           294

DEFERRED TAX EXPENSE
  (BENEFIT)                      -        -        -        -             -
                          ________ ________ ________ ________ _____________

NET LOSS                  $  (810) $(1,369) $(4,437) $(3,467) $    (43,408)
                          ________ ________ ________ ________ _____________

LOSS PER COMMON SHARE     $  (.00) $  (.00) $  (.01) $  (.01) $       (.08)
                          ________ ________ ________ ________ _____________






 The accompanying notes are an integral part of these unaudited condensed financial statements.

                         DOLPHIN PRODUCTIONS, INC.
                       [A Development Stage Company]

               UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS


                                          For the Nine       From Inception
                                          Months Ended         on June 26,
                                            June 30,          1998 Through
                                     ______________________     June 30,
                                        2005        2004          2005
                                     __________  __________  ______________
Cash Flows from Operating Activities:
 Net loss                            $   (4,437) $   (3,467) $      (43,408)
 Adjustments to reconcile net loss
   to net cash used by operating
   activities:
 Non-cash expense for services
   rendered                                   -           -           5,000
  Changes in assets and liabilities:
    Decrease in income taxes
      receivable                            730           -               -
    Increase (decrease) in accounts
      payable                              (834)        465             875
    Increase in sales tax payable            52           -              52
    Increase (decrease) in accrued
      expenses                                -           -               -
    Decrease in accrued payroll taxes    (2,994)          -               -
                                     __________  __________  ______________
     Net Cash (Used) by
       Operating Activities              (7,483)     (3,002)        (37,481)
                                     __________  __________  ______________

Cash Flows from Investing Activities          -           -               -
                                     __________  __________  ______________
     Net Cash Provided by
       Investing Activities                   -           -               -
                                     __________  __________  ______________

Cash Flows from Financing Activities:
 Proceeds from note payable - related
   party                                      -       1,000               -
 Proceeds from issuance of common
   stock                                      -           -          51,000
                                     __________  __________  ______________
     Net Cash Provided by
       Financing Activities                   -       1,000          51,000
                                     __________  __________  ______________

Net Increase (Decrease) in Cash and
  Cash Equivalents                       (7,483)     (2,002)         13,519

Cash and Cash Equivalents at
  Beginning of Period                    21,002       2,995               -
                                     __________  __________  ______________

Cash and Cash Equivalents at End of
  Period                             $   13,519  $      993  $       13,519
                                     __________  __________  ______________

Supplemental Disclosures of Cash Flow Information:
 Cash paid during the period for:
   Interest                          $        -  $        -  $            -
   Income taxes                      $        -  $        -  $        1,024

Supplemental Schedule of Non-cash Investing and Financing Activities:
  For the nine months ended June 30, 2005:
     None

  For the nine months ended June 30, 2004:
     None
 The accompanying notes are an integral part of these unaudited condensed financial statements.

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

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's September 30, 2004 audited financial statements. The results of operations for the periods ended June 30, 2005 and 2004 are not necessarily indicative of the operating results for the full year.

  Fiscal Year - The Company's fiscal year-end is September 30th.

  Cash and Cash Equivalents - The Company considers all highly liquid debt investments purchased with a maturity of three months or less to be cash equivalents.

  Accounts and Loans Receivable - The Company records accounts receivable at the lower of cost or fair value. The Company determines the lower of cost or fair value of non-mortgage loans on an individual asset basis. The Company recognizes interest income on an account receivable based on the stated interest rate for past-due accounts over the period that the account is past due. The Company recognizes interest income on a loan receivable based on the stated interest rate over the term of the loan. The Company accumulates and defers fees and costs associated with establishing a receivable to be amortized over the estimated life of the related receivable. The Company estimates allowances for doubtful accounts based on the aged receivable balances and historical losses. The Company records interest income on delinquent accounts receivable only when payment is received. The Company first applies payments received on delinquent accounts receivable to eliminate the outstanding principal. The Company charges off uncollectible accounts and loans receivable when management estimates no possibility of collecting the related receivable. The Company considers accounts receivable to be past due or delinquent based on contractual terms.

                         DOLPHIN PRODUCTIONS, INC.
                       [A Development Stage Company]

             NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [Continued]

  Revenue Recognition - The Company recognizes revenue from the sale of compact discs when the product is delivered.

  Advertising Costs - Advertising costs, except for costs associated with direct-response advertising, are charged to operations when incurred. The costs of direct-response advertising are capitalized and amortized over the period during which future benefits are expected to be received. During the nine months ended June 30, 2005 and 2004, advertising costs amounted to $0 and $0, respectively.

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

  Recently Enacted Accounting Standards - Statement of Financial Accounting Standards ("SFAS") No. 151, "Inventory Costs - an amendment of ARB No. 43, Chapter 4" SFAS No. 152, "Accounting for Real Estate Time-Sharing Transactions - an amendment of FASB Statements No. 66 and 67", SFAS No. 153, "Exchanges of Nonmonetary Assets - an amendment of APB Opinion No. 29", and SFAS No. 123 (revised 2004), "Share-Based Payment", were recently issued. SFAS No. 151, 152, 153 and 123 (revised 2004) have no current applicability to the Company or their effect on the financial statements would not have been significant.

  Restatement - On January 15, 1999, the Company effected a 5-for-2 forward stock split. The financial statements have been restated, for all periods presented, to reflect the stock split [See Note 2].

  Reclassification - The financial statements for periods prior to June 30, 2005 have been reclassified to conform to the headings and classifications used in the June 30, 2005 financial statements.

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

  In September of 2004, the Company issued 225,000 shares of its previously authorized but unissued common stock for cash of $45,000 (or $.20 per share).

  During September of 2004, the Company issued 25,000 shares of its previously authorized but unissued common stock for services rendered valued at $5,000 (or $.20 per share).

  Stock Split - On January 15, 1999, the Company effected a five for two common stock split. The financial statements, for all periods presented, have been restated to reflect the stock split.

NOTE 3 - RELATED PARTY TRANSACTIONS

  Note Payable - On June 29, 2004, the Company signed a $1,000 note payable to an entity owned by a shareholder of the Company. The note accrued interest at 8% per annum and was repaid in full in September of 2004. For the nine months ended June 30, 2005 and 2004, interest expense amounted to $0 and $0.

  Management Compensation and Accrued Expenses - Salary expense to the President for the nine months ended June 30, 2005 and 2004 amounted to $0 and $0, respectively. The Company currently owes no management compensation.

  Legal Services and Accrued Expenses - During the nine months ended June 30, 2005 and 2004, respectively, the President provided no legal services to the Company. At June 30, 2005, the Company owes no accrued legal fees.

NOTE 4 - INCOME TAXES

  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. At June 30, 2005, the Company has available unused operating loss carryforwards of approximately $43,115, which may be applied against future taxable income and which expire in 2025.

                         DOLPHIN PRODUCTIONS, INC.
                       [A Development Stage Company]

             NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS


NOTE 4 - INCOME TAXES [Continued]

  The  amount of and ultimate realization of the benefits from the  deferred tax assets for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the deferred tax assets, the Company has established a valuation allowance equal to their tax effect and, therefore, no deferred tax asset has been recognized for the deferred tax assets. The net deferred tax assets, which consist mainly of accrued compensation and net operating loss carryforward, are approximately $6,500 and $5,800 as of June 30, 2005 and September 30, 2004, respectively, with an offsetting valuation allowance of the same amount, resulting in a change in the valuation allowance of approximately $700 during the nine months ended June 30, 2005.

NOTE 5 - GOING CONCERN

  The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America which contemplate continuation of the Company as a going concern. However, the Company has not yet been successful in establishing profitable operations. This factor raises substantial doubt about the ability of the Company to continue as a going concern. In this regard, management is proposing to raise any necessary additional funds through loans or through additional sales of its common stock or through the possible acquisition of other companies. There is no assurance that the Company will be successful in raising this additional capital or in achieving profitable operations.

NOTE 6 - LOSS PER SHARE

  The following data show the amounts used in computing loss per share:

                            For the Three      For the Nine   From Inception
                             Months Ended      Months Ended     on June 26,
                               June 30,          June 30,      1998 Through
                          _________________ _________________    June 30,
                            2005     2004     2005     2004        2005
                          ________ ________ ________ ________ _____________
  Net loss available to
   common shareholders
   (numerator)            $  (810) $(1,369) $(4,437) $(3,467) $    (43,408)
                          ________ ________ ________ ________ _____________
  Weighted average number
   of common shares
   outstanding used in
   loss per share for the
   period (denominator)    770,000  520,000  770,000  520,000       545,357
                          ________ ________ ________ ________ _____________

  Dilutive loss per share was not presented, as the Company had no common stock equivalent shares for all periods presented that would affect the computation of diluted loss per share.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management's discussion and analysis of certain significant factors that have affected the Company's financial condition and operating results for the period included in the accompanying
financial statements.   The accompanying Unaudited Condensed Financial
Statements as of June 30, 2005, including the Notes to Unaudited Condensed Financial Statements, are, by this reference, included in this Managements Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

Three Months Ended June 30, 2005 Compared to Three Months Ended June 30, 2004

DOLPHIN PRODUCTIONS, INC., generated revenues from product sales of $113 and $0 during the quarters ended June 30, 2005, and June 30, 2004, respectively. No concerts were presented by the Company during either period. The Company continues to experience difficulties with its entry into the business of marketing original music through e-commerce.


DOLPHIN PRODUCTIONS, INC. recorded a net loss of $810 for the third quarter of fiscal year 2005 compared to a net loss of $1,369 for the third quarter of fiscal year 2004. In prior periods, the Company has reflected in its financial statements certain potential tax benefits which may be available to the Company in the form of tax-loss carryforwards. However, because of the uncertainty that the Company will be able to take advantage of those carryforwards, the Company has partially offset the carryforward amount with a valuation allowance that reflects that uncertainty. During the quarter ended June 30, 2005, the Company received refunds of $730 from income tax loss carrybacks.


DOLPHIN PRODUCTIONS, INC. has no plans to produce concerts or to provide concert-related services in the future, except as such services may be ancillary to the Companys development and promotion of its web site and the Internet marketing of recorded music.

Nine Months Ended June 30, 2005 Compared to Nine Months Ended June 30, 2004

For the nine month period ended June 30, 2005, DOLPHIN PRODUCTIONS, INC., experienced a net loss of $4,437 as compared with a loss for the nine months ended June 30, 2004, of $3,467.


Liquidity and Capital Resources

As of June 30, 2005, the Company had on hand cash of $13,519. It owed $927 in current liabilities.

Item 3. Controls and Procedures

As of April 14, 2005, an informal evaluation was performed under the supervision and with the participation of the Company's management, including the CEO and CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective as of April 14, 2005. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to April 14, 2005.






                         PART II-OTHER INFORMATION

None




                                 SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         DOLPHIN PRODUCTIONS, INC.

Date: August 12, 2005                      /s/ Richard H. Casper


                                           --------------------------------
                                           Richard H. Casper, President