Form 10KSB
period 2005-09-30
DOLPHIN PRODUCTIONS INC
filed 2005-12-29
CIK 1076541

U.S. Securities and Exchange Commission


                           Washington D.C. 20549


                                Form 10-KSB

                                (Mark One)

      [ X ] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES


                           EXCHANGE ACT OF 1934


               For the fiscal year ended September 30, 2005


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

770,000 shares of the issuers $.001 par common stock were outstanding as of September 30, 2005, the issuers most recent fiscal year end.
Securities registered pursuant to section 12(b) of the Act:

Title of each class       Name of each exchange on which registered
        None                                  N/A
------------------        -----------------------------------------

Securities registered pursuant to section 12(g) of the Act:

              The Companys $.001 par common stock
 (770,000 shares issued and outstanding on September 30, 2005)
                            ---------------
                            (Title of class)

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Exchange Act).  Yes  X   No       [i.e. The
Company has: (1) nominal operations; and (2) assets consisting of cash and nominal other assets].

State issuer's revenues for its most recent fiscal year: $ 1201

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

See also Item 11. Of the 770,000 shares outstanding, 520,500 shares are held by officers, directors and/or other affiliates. Non-affiliates hold 249,500 shares. In November of 2005, the Companys common stock began trading on the OTC Bulletin Board under the symbol DPNP. On December 9, 2005, the last trade was at $1.45 per share. A total of 3,752 shares were traded on that date. If that price ($1.45 per share) were applied to all stock held by non-affiliates, the aggregate market value of the common stock held by non-affiliates would be approximately $360,000 ($1.45/share x 249,500 shares). The Company expresses no opinion as to the market value of the Companys common stock.

State the number of shares outstanding of each of the issuers classes of common equity, as of the latest practicable date: 770,000 shares of $.001 par common as of September 30, 2005.

Documents incorporated by reference: See Item 13, Exhibits and Reports.

PART I


ITEM 1. DESCRIPTION OF BUSINESS

HISTORY AND ORGANIZATION

Dolphin Productions, Inc., (the Company) was organized under the laws of the state of Nevada on June 26, 1998. The Company has provided musical and other performance services for concerts and public events. During the fiscal year ended September 30, 2003, the Company determined to shift its emphasis away from the presentation of concerts and toward the Internet marketing of recorded music. The Company has not presented live musical concerts during the last two fiscal years. The Company owns the rights to the domain name dolphinproductions.net. The Company has encountered substantial competitive, legal, technological and financial obstacles to its entry into the business of marketing recorded music through the Internet. The Company has not generated substantial revenues from Internet marketing of musical properties.


ITEM 2. DESCRIPTION OF PROPERTIES

In order to conserve cash, the Company closed its business office at 39 Exchange Place in Salt Lake City, Utah. The Company conducts limited operations through a single retail music store located at 5450 Green Street in Murray, Utah. A member of the Companys board of directors is the president of the corporate operator of the retail music store. The Company does not pay rent for its limited use of the retail music store.


ITEM 3. LEGAL PROCEEDINGS

None.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

None.


PART II


ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Common Stock is quoted and traded over the OTC Bulletin Board under the symbol DPNP.

RECENT SALES OF UNREGISTERED SECURITIES

No unregistered shares of the Companys common stock were issued or sold by the Company during the fiscal year ended September 30, 2005. See
Statement of Stockholders Equity within the attached Financial Statements, together with the Notes to Financial Statements.



ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


Liquidity and Capital resources

Total assets of the Company at September 30, 2005, were $10,683 consisting entirely of cash. As of September 30, 2004, the Company had a cash balance of $21,002 for a net decrease in cash of $10,319 during the year. At September 30, 2005, the Company had available unused operating loss carryforwards of approximately $45,200 which may be applied against future taxable income and which expire in 2025. See the Financial Statements and the Notes thereto.

Liabilities of the Company as of September 30, 2005, totaled $159. See Balance Sheet.

Results of Operations

The Company generated Revenues of $1201 during the fiscal year ended September 30, 2005. All revenues were generated from the sale of compact disks into the retail market. No Revenues were generated from the sale of music through the Internet. The Company has encountered significant competitive, technological, legal and financial barriers to its entry into the Internet marketing business. The Company has no assurance or current expectation that it will generate revenues in the future from the sale of recorded music over the Internet or that it will be able to generate revenues in the future.

The Net Loss for the year 2005 was ($6,505) (a loss of $0.01 per share) compared to a Net Loss of ($14,136) in 2004 (a loss of $0.03 per share).

The Company generated nominal revenue from the sale of compact discs, but has not generated any revenues from the Internet marketing of recorded music. The Company has no assurance that its present cash reserves will be sufficient to carry out a successful business plan.

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

The Company has lost money historically and has embarked upon an enterprise in which it has no experience or operating history. The Company had net losses for the years ended September 30, 2005 and 2004. The Company's operations are not likely to be profitable in the near future. If the Company is not profitable in the near future, the Company will likely have difficulty sustaining its operations or obtaining funds to continue its operations. The Company competes against companies that are more experienced, better capitalized, and that have access to better technology. The Company's ability to grow and to compete will likely be constrained by its lack of capital, its lack of competitive technology and its lack of experience in the marketplace.

The Company is not likely to generate or acquire sufficient cash flow from operations to meet its future obligations or to implement a successful business plan.

The Company may seek to acquire assets that complement and/or enhance the Companys transition into the Internet marketing business. The Company may not be able to negotiate, finance or close such acquisitions. The Company may not be able to negotiate such acquisitions on acceptable terms or at all. If such acquisitions are successfully negotiated, the terms thereof may require the Company to incur additional indebtedness or issue additional equity securities. The Company may not be able to obtain such financing on acceptable terms or at all.

The terms and conditions of acquiring businesses or assets could adversely affect the value of the Company's stock. In order to consummate acquisitions, the Company may be required to take action that could adversely affect the value of the Company's stock, such as issuing additional shares of common stock, convertible preferred stock, convertible subordinated debt, or other equity-linked securities, resulting in the likely dilution of existing shareholder interests or in other adverse effects upon existing shareholders; undertaking a reverse stock split; changing the name, Board of Directors, or officers of the Company; entering into new lines of business; forming business combinations or strategic alliances with potential business partners; or taking other actions. Any one or more of these actions may adversely affect the Company and the value of the Company's common stock.

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

Some of the Company's competitors may develop technologies, markets and inventories that are superior to, or have greater market acceptance than, the technologies and inventory that the Company may develop, acquire or offer.

The Companys interests in intellectual property rights are revocable. The Company estimates that its inventory of recorded music and property rights has no value.

The Company's success depends upon the continued use of the Internet as a means for marketing original music and the ability of the Company to compete against larger and better capitalized companies that have an existing presence in the marketplace.

Increasing government regulations or taxation could adversely affect the Company's business. The Company is affected not only by regulations applicable to businesses generally, but also by laws, regulations and taxes directly applicable to e-commerce. Legislation, regulation or tax changes could dampen the growth of the Internet and decrease its acceptance as a commercial medium. If such a decline occurs, the decrease in the demand for the Company's services would seriously harm the Company's business and operating results. Any new laws, regulation and taxes may govern, restrict, tax or affect any of the following issues: user privacy, the pricing and taxation of goods and services offered over the Internet; the content of web sites; consumer protection; and the characteristics and quality of products and services offered over the Internet.

The Company seeks to acquire intellectual property rights to music and other artistic creations. With limited financial resources, the Company may be unable to protect the Company's intellectual property rights, if any should be acquired. The Company may not be able to safeguard, or deter misappropriation of, the Company's inventory of intellectual property rights. In addition, the Company may not be able to detect unauthorized use of the Company's intellectual property and take appropriate steps to enforce the Company's rights. If third parties infringe or misappropriate the Company's copyrights, or other proprietary information or intellectual property, the Company's business could be harmed. In addition, although the Company believes that its proprietary rights do not infringe the intellectual property rights of others, other parties may assert infringement claims against the Company or claim that the Company has violated intellectual property rights. Such claims, even if not true, could result in significant legal and other costs and may be a distraction to the Company's management.

The market for the Company's common stock is small and few shares are traded. Consequently, shareholders may find it difficult to sell their common stock in the Company.

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


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE


Furnish the information required by Item 304(b) of Regulation S-B:  None.


ITEM 8A: CONTROLS AND PROCEDURES


Furnish the information required by Items 307 of Regulation S-B (17 CFR 228.307) and 308 (17 CFR.308) of Regulation S-B.

     The Company's principal executive officer and principal financial officer are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the Company and have: (1) designed such disclosure controls and procedures to ensure that material information relating to the Company is made known to them, particularly during the period in which the periodic reports are being prepared; (2) designed such internal control over financial reporting to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles; (3) evaluated the effectiveness of the Company's disclosure controls and procedures as of the end of the fiscal year, September 30, 2005, (the "Evaluation Date").
     In connection with the preparation of periodic financial statements, all corporate officers and directors are provided with complete summaries of all corporate transactions. In effect, the board of directors reviews each of the Companys transactions.
     Based on their evaluation of disclosure controls and procedures as of the Evaluation Date, the principal executive officer and the principal financial officer have concluded that nothing indicated: (1) any significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data; (2) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; or (3) any material weaknesses in internal controls that have been or should be identified for the Company's auditors and disclosed to the Company's auditors and the audit committee of the board of directors.

     Changes in internal control over financial reporting. There was no significant change in the Company's internal control over financial reporting that occurred during the most recent fiscal year that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.


Item 8B: OTHER INFORMATION


Disclose any information required to be disclosed in a report on Form 8-K during the fourth quarter (ending September 30, 2005): None.



PART III


ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
         PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT


The following table sets forth the executive officers, directors and significant employees of the Company:

Name                                         Age and Office

Richard H. Casper:      Age: 60. President, Director and Chairman of the
                        Board of Directors.

Scott S. Summerhays:    Vice President and Director.

Kristy Chambers, CPA:   Director, Secretary and Chair of Audit Committee.

Pamela Lindquist:       Director, vice-president, chief accounting
                        officer and assistant secretary.

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

Kristy Chambers:        Bachelor of Arts degree from UCLA; masters degree
                        in taxation from Washington School of Law.  Certified
                        Public Accountant (CPA) licensed in California and
                        Utah.  Currently Chief Financial Officer of Planned
                        Parenthood of Utah (PPU). During the last five years, she has been comptroller and chief financial officer of PPU, of Planned Parenthood of Utah, and of McCall
                        Management. She has been an officer of the Company from its inception in 1998. Owns 6,000 shares of the Companys stock, including 5,000 shares acquired in September of 2004 as compensation.

Pamela Lindquist:       Holds a bachelors degree from Brigham Young
                        University. For the last five years, she has been a self-employed musician and private investigator. She has been an officer and director of the Company since its inception in 1998, with the exception of a two-month hiatus between November of 2002 and January of 2003. Owns 20,000 shares of the Companys stock, including 5,000 shares obtained as compensation in September, 2004, and 10,000 shares purchased as part of the Companys private placement of stock in September of 2004.


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

     All officers and directors devote full-time to other business, employment or professional pursuits. No officer or director devotes, on average, more than four hours per month to the business of the Company.

     No compensation was awarded or paid to any officers or directors during the fiscal year ended September 30, 2005. During the previous fiscal year ended September 30, 2004, the Company issued 25,000 shares of stock to officers and directors, but the Company currently has no plan or commitment to pay any officers or directors in cash or stock in the future.

     All directors hold office until the next annual meeting of stockholders and until their successors have been duly elected and qualified. There are no agreements with respect to the election of directors. Other than the Audit and Compensation Committee, the Company does not have any standing committees.

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

(5) was found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission to have violated any federal or state securities law, and the judgment in such civil action or finding by the Securities and Exchange Commission has not been subsequently reversed, suspended, or vacated; or

(6) was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     The Company is not subject to the requirements of Section 16(a) of the Exchange Act.



ITEM 10.  EXECUTIVE COMPENSATION


SUMMARY COMPENSATION TABLE

During the fiscal year ended September 30, 2005, the Company paid no compensation to any of its officers or directors.

Bonuses and Deferred Compensation

      None

Compensation Pursuant to Plans.

     None.

Pension Table

     None.

Other Compensation

     None.

Compensation of Directors.

     None.

Employment Contracts and Termination of Employment, and Change-in-Control Arrangements.

     There are no compensatory plans or arrangements, including payments to be received from the Company, with respect to any person.



ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


The following table sets forth certain information regarding beneficial ownership of the Companys Common Stock as of September 30, 2005 for: (i) each person who is known by the Company to own beneficially more than 5% of the outstanding shares of Common Stock, (ii) each director of the Company, (iii) each of the named executives and (iv) all directors and executive officers of the Company as a group. The following table is unchanged from September 30, 2004, when there were likewise 770,000 shares of Common Stock issued and outstanding.


Name and Address of    Amount and Nature     Percent of Class (1)
Beneficial Owner       of
                       Beneficial
                       Ownership

Richard H. Casper      489,000 shares held   63.506 %
President, Director    as Personal
and                    Holdings (206,500
Chairman of the        shares) and by
Board                  rules of
2068 Haun Avenue       attribution for
Salt Lake City, Utah   beneficial
84121                  interests held by
                       Casper Partners,
                       LC, (282,500
                       shares) a Utah
                       limited liability
                       company controlled
                       by Mr. Casper

Scott S. Summerhays  5000                  0.65%
Director

Kristy Chambers
Secretary, Director  6000                  0.780%


Pamela Lindquist     20000                 2.597%
Director, Vice-
President

Directors and
Officers as a Group:    520,000 shares    67.60%


Note (1): Based on 770,000 shares of common stock outstanding as of September 30, 2005 and 2004.



ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


TRANSACTIONS WITH MANAGEMENT AND OTHERS

During the fiscal year ended September 30, 2005, the company paid $975 to Kristy Chambers, a director, secretary and chair of the Audit and Compensation Committee for the preparation of the Companys income tax returns.

During the fiscal year ended September 30, 2005, the Company has utilized for its general operations a portion of Summerhays Music Company, without rent, at 5450 Green Street, Murray, Utah. Scott Summerhays, a director and vice-president of the Company, is President of the Summerhays Music Company.

TRANSACTIONS WITH PROMOTERS

None.



ITEM 13. EXHIBITS AND REPORTS


(a)(1)FINANCIAL STATEMENTS. The following financial statements are filed as part of this report:

Title of Document
-----------------
Report of Pritchett, Siler & Hardy, Certified Public Accountants

Independent Auditors Report

Balance Sheet, September 30, 2005

Statements of Operations, for the years ended September 30, 2005, and 2004, and from inception on June 26, 1998, through September 30, 2005.

Statement of Stockholders' Equity from inception on June 26, 1998, through September 30, 2005.

Statements of Cash Flows for the years ended September 30, 2005, and 2004 and from inception on June 26, 1998 through September 30, 2005.

Notes to Financial Statements

 (a)(2)FINANCIAL STATEMENT SCHEDULES. The following financial statement schedules are included as part of this report:

     See Notes to Financial Statements.

 (a)(3)EXHIBITS.  The following exhibits are filed as part of this report:

     See schedules contained within Financial Statements.



ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES


Audit Fees: The aggregate fees billed for each of the last two fiscal years for professional serviced rendered by the principal accountant for the audit of the Companys annual financial statement and review of financial statements included in the Companys 10-QSB reports and services normally provided by the accountant in connection with statutory and regulatory filings or engagements were $4,875 for the fiscal year ended September 30, 2005 and $3,690 for the fiscal year ended September 30, 2004.

Audit-Related Fees: The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the Companys financial statements that are not reported above were $0 for the fiscal year ended September 30, 2005 and $0 for the fiscal year ended September 30, 2004.

Tax Fees: The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning were $0 for the fiscal year ended September 30, 2005 and $0 for the fiscal year ended September 30, 2004.

All Other Fees: The aggregate fees billed in each of the last two fiscal years for products and services provided by the principal accountant, other than the services reported above were $0 for the fiscal year ended September 30, 2005 and $0 for the fiscal year ended September 30, 2004.

At a meeting of the board of directors held on March 18, 2003, the Company formed an Audit and Compensation Committee chaired by Kristy Chambers, CPA. She is a director and corporate secretary. She is a CPA licensed to practice within the state of Utah and is the audit committee financial expert. As an officer of the Company, she is not independent as that term is used in Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act. With advice from the Audit Committee, the board of directors has approved the scope and cost of the engagement of the Companys auditor. The Company does not rely upon pre-approval policies and procedures.

REPORTS ON FORM 8-K.

     See 8-K dated March 21, 2005. Press release concerning trial operation of web site.

                                SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 27th day of December, 2005.


                                Dolphin Productions, Inc.


                                By: /s/ Richard H. Casper
                                ----------------------------------
                                Richard H. Casper
                                President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated on this 27th day of December, 2005.

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


                         DOLPHIN PRODUCTIONS, INC.


Date: December 27, 2005                     /s/ Richard H. Casper



                                             ---------------------

                                           Richard H. Casper, President

                         DOLPHIN PRODUCTIONS, INC.
                       [A Development Stage Company]

                           FINANCIAL STATEMENTS

                            SEPTEMBER 30, 2005

                         DOLPHIN PRODUCTIONS, INC.
                       [A Development Stage Company]




                                 CONTENTS

                                                          PAGE

        -   Report of Independent Registered Public
             Accounting Firm                                 1


        -   Balance Sheet, September 30, 2005                2


        -   Statements of Operations, for the years ended
             September 30, 2005 and 2004 and from
             inception on June 26, 1998 through
             September 30, 2005                              3


        -   Statement of Stockholders' Equity from
             inception on June 26, 1998 through
             September 30, 2005                              4


        -   Statements of Cash Flows, for the years ended
             September 30, 2005 and 2004 and from
             inception on June 26, 1998 through
             September 30, 2005                              5


        -   Notes to Financial Statements                6 - 9

                         DOLPHIN PRODUCTIONS, INC.
                       [A Development Stage Company]

                               BALANCE SHEET


                                  ASSETS

                                                     September 30,
                                                         2005
                                                     ____________
CURRENT ASSETS:
  Cash                                               $     10,683
                                                     ____________
        Total Current Assets                               10,683
                                                     ____________
                                                     $     10,683
                                                     ____________


                   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Utah Sales Tax Payable                                       59
  Utah Franchise Tax Payable                                  100
                                                     ____________
        Total Current Liabilities                             159
                                                     ____________

STOCKHOLDERS' EQUITY:
  Common stock, $.001 par value,
   50,000,000 shares authorized,
   770,000 shares issued and
   outstanding                                                770
  Capital in excess of par value                           55,230
  Deficit accumulated during the
   development stage                                      (45,476)
                                                     ____________
        Total Stockholders' Equity                         10,524
                                                     ____________
                                                     $     10,683
                                                     ____________














 The accompanying notes are an integral part of this financial statement.

                         DOLPHIN PRODUCTIONS, INC.
                       [A Development Stage Company]

                         STATEMENTS OF OPERATIONS


                                          For the         From Inception
                                        Year Ended          on June 26,
                                       September 30,       1998 Through
                                  ______________________   September 30,
                                     2005        2004          2005
                                  __________  __________  ______________
REVENUE                           $    1,201  $        -  $       39,091

COST OF GOODS SOLD                       300           -             300
                                  __________  __________  ______________
GROSS PROFIT                             901           -          38,791
                                  __________  __________  ______________
EXPENSES:
  Selling                                  -           -           4,561
  General and administrative           7,417      14,111          79,398
                                  __________  __________  ______________
      Total Expenses                   7,417      14,111          83,959
                                  __________  __________  ______________

LOSS FROM OPERATIONS                  (6,516)    (14,111)        (45,168)
                                  __________  __________  ______________

OTHER INCOME (EXPENSE)
  Interest revenue                        11           -              11
  Interest expense                         -         (25)            (25)
                                  __________  __________  ______________
        Total Other Income
         (Expense)                        11         (25)            (14)
                                  __________  __________  ______________
LOSS BEFORE INCOME TAXES             ( 6,505)    (14,136)        (45,182)

CURRENT TAX EXPENSE (BENEFIT)              -           -             294

                                  __________  __________  ______________

NET INCOME (LOSS)                 $   (6,505)    (14,136)        (45,476)
                                  __________  __________  ______________

EARNINGS (LOSS) PER
  COMMON SHARE                    $     (.01) $     (.03) $         (.08)
                                  __________  __________  ______________








The accompanying notes are an integral part of these financial statements.

                         DOLPHIN PRODUCTIONS, INC.
                       [A Development Stage Company]

                     STATEMENT OF STOCKHOLDERS' EQUITY

                      FROM INCEPTION ON JUNE 26, 1998

                        THROUGH SEPTEMBER 30, 2005

                                                                  Deficit
                                                                Accumulated
                                  Common Stock      Capital in  During the
                              _____________________ Excess of   Development
                                Shares     Amount   Par Value      Stage
                              __________ __________ __________ _____________
BALANCE, June 26, 1998                 - $        - $        - $           -

Issuance of 500,000 shares
  of common stock for cash
  of $2,000, or $.004 per
  share, June 1998               500,000        500      1,500             -

Net income (loss) for the
  period ended September 30,
  1998                                 -          -          -             -
                              __________ __________ __________ _____________
BALANCE, September 30, 1998      500,000        500      1,500             -

Issuance of 20,000 shares of
  common stock for cash of
  $4,000, or $.20 per share,
  January 1999                    20,000         20      3,980             -

Net (loss) for the year ended
  September 30, 1999                   -          -          -        (6,404)
                              __________ __________ __________ _____________
BALANCE, September 30, 1999      520,000        520      5,480        (6,404)

Net income for the year ended
  September 30, 2000                   -          -          -         2,184
                              __________ __________ __________ _____________
BALANCE, September 30, 2000      520,000        520      5,480        (4,220)

Net income for the year ended
  September 30, 2001                   -          -          -         4,331
                              __________ __________ __________ _____________
BALANCE, September 30, 2001      520,000        520      5,480           111

Net (loss) for the year ended
  September 30, 2002                   -          -          -          (519)
                              __________ __________ __________ _____________
BALANCE, September 30, 2002      520,000        520      5,480          (408)

Net (loss) for the year ended
  September 30, 2003                   -          -          -       (24,427)
                              __________ __________ __________ _____________
BALANCE, September 30, 2003      520,000        520      5,480       (24,835)

Issuance of 225,000 shares
  of common stock for cash
  of $45,000, or $.20 per
  share, September 2004          225,000        225     44,775             -

Issuance of 25,000 shares
  of common stock for
  services valued at $5,000,
  or $.20 per share,
  September 2004                  25,000         25      4,975             -

Net (loss) for the year ended
  September 30, 2004                   -          -          -       (14,136)
                              __________ __________ __________ _____________
BALANCE, September 30, 2004      770,000        770     55,230       (38,971)

Net (loss) for the year ended
  September 30, 2005                   -          -          -        (6,505)
                              __________ __________ __________ _____________
BALANCE, September 30, 2005      770,000 $      770 $   55,230 $     (45,476)
                              __________ __________ __________ _____________





 The accompanying notes are an integral part of this financial statement.

                         DOLPHIN PRODUCTIONS, INC.
                       [A Development Stage Company]

                         STATEMENTS OF CASH FLOWS


                                              For the         From Inception
                                            Year Ended          on June 26,
                                           September 30,       1998 Through
                                      ______________________   September 30,
                                         2005        2004          2005
                                      __________  __________  ______________
Cash Flows from Operating Activities:
 Net income (loss)                    $   (6,505) $  (14,136) $      (45,476)
 Adjustments to reconcile net income
   to net cash provided by operating
   activities:
  Non-cash expense for services
    rendered                                   -       5,000           5,000
  Changes in assets and liabilities:
    (Increase) decrease in income
      taxes receivable                       730           -               -
    Increase (decrease) in accounts
      payable                             (1,709)        649               -
    Increase (decrease) in accrued
      expenses - related party                 -     (21,500)              -
    Increase (decrease) in accrued
      payroll taxes                       (2,994)      2,994               -
    Increase (decrease) in income
      taxes payable                          100           -             100
    Increase (decrease) in sales
      tax payable                             59           -              59
                                      __________  __________  ______________
     Net Cash Provided (Used) by
       Operating Activities              (10,319)    (26,993)        (40,317)
                                      __________  __________  ______________

Cash Flows from Investing Activities           -           -               -
                                      __________  __________  ______________
     Net Cash Provided by
       Investing Activities                    -           -               -
                                      __________  __________  ______________

Cash Flows from Financing Activities:
 Proceeds from issuance of common
   stock                                       -      45,000          51,000
                                      __________  __________  ______________
     Net Cash Provided by
       Financing Activities                    -      45,000          51,000
                                      __________  __________  ______________

Net Increase (Decrease) in Cash and
  Cash Equivalents                       (10,319)     18,007          10,683

Cash and Cash Equivalents at
  Beginning of Period                     21,002       2,995               -
                                      __________  __________  ______________
Cash and Cash Equivalents at End
  of Period                           $   10,683  $   21,002  $       10,683
                                      __________  __________  ______________
Supplemental Disclosures of Cash Flow Information:
 Cash paid during the period for:
   Interest                           $        -  $       25  $           25
   Income taxes                       $        -  $        -  $        1,024

Supplemental Schedule of Non-cash Investing and Financing Activities:
  For the year ended September 30, 2005:
     None.

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

  Advertising Costs - Advertising costs, except for costs associated with direct-response advertising, are charged to operations when incurred. The costs of direct-response advertising are capitalized and amortized over the period during which future benefits are expected to be received. During the years ended September 30, 2005 and 2004, advertising costs amounted to $0 and $0, respectively.

  Income Taxes - The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" [See Note 4].

                         DOLPHIN PRODUCTIONS, INC.
                       [A Development Stage Company]

                       NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [Continued]

  Earnings (Loss) Per Share - The computation of earnings (loss) per share is based on the weighted average number of shares outstanding during the period presented in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share" [See Note 7].

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

  Recently Enacted Accounting Standards - Statement of Financial Accounting Standards ("SFAS") No. 151, "Inventory Costs - an amendment of ARB No. 43, Chapter 4", SFAS No. 152, "Accounting for Real Estate Time-Sharing Transactions - an amendment of FASB Statements No. 66 and 67", SFAS No 153, "Exchanges of Nonmonetary Assets - an amendment of APB Opinion No. 29", SFAS No. 123 (revised 2004), "Share-Based Payment", and SFAS No 154, "Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3", were recently issued. SFAS Nos. 151, 152, 153, 123 (revised 2004) and 154 have no current applicability to the Company or their effect on the financial statements would not have been significant

  Restatement - On January 15, 1999, the Company effected a 5-for-2 forward stock split. The financial statements have been restated, for all periods presented, to reflect the stock split [See Note 2].

  Reclassification - The financial statements for years prior  to  September
  30,   2005  have  been  reclassified  to  conform  to  the  headings   and
  classifications used in the September 30, 2005 financial statements.

NOTE 2 - CAPITAL STOCK

  Common Stock - During September of 2004, the Company issued 225,000 shares of its previously authorized but unissued common stock for cash of $45,000 (or $.20 per share).

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

  Stock Split - On January 15, 1999, the Company effected a five-for-two common stock split. The financial statements, for all periods presented, have been restated to reflect the stock split.

                         DOLPHIN PRODUCTIONS, INC.
                       [A Development Stage Company]

                       NOTES TO FINANCIAL STATEMENTS

NOTE 3 - RELATED PARTY TRANSACTIONS

  Management Compensation and Accrued Expenses - Salary expense to the Company's President for the years ended September 30, 2005 and 2004 amounted to $0 and $2,320, respectively. At September 30, 2005, the Company owes a total of $0 in accrued salary to the Company's President.

  Legal Services and Accrued Expenses - During the years ended September 30, 2005 and 2004, respectively, the Company's President provided legal services of $0 and $0 to the Company. At September 30, 2005, the Company owes a total of $0 in accrued legal fees to the Company's President.

NOTE 4 - INCOME TAXES

  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. At September 30, 2005, the Company has available unused operating loss carryforwards of approximately $45,200, which may be applied against future taxable income and which expire in 2025.

  The amount of, and ultimate realization of the benefits from, the deferred tax assets for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the deferred tax assets, the Company has established a valuation allowance equal to their tax effect and, therefore, no deferred tax asset has been recognized for the deferred tax assets. The net deferred tax assets, which consist mainly of accrued compensation and net operating loss carryforward, are approximately $6,800 and $5,800 as of September 30, 2005 and 2004, respectively, with an offsetting valuation allowance of the same amount, resulting in a change in the valuation allowance of approximately $1,000 during the year ended September 30, 2005.

NOTE 5 - GOING CONCERN

  The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America which contemplate continuation of the Company as a going concern. However, the Company has not yet been successful in establishing profitable operations and has incurred losses in recent years. These factors raise substantial doubt about the ability of the Company to continue as a going concern. In this regard, management is proposing to raise any necessary additional funds through loans or through additional sales of its common stock or through the possible acquisition of other companies. There is no assurance that the Company will be successful in raising this additional capital or in achieving profitable operations.

                         DOLPHIN PRODUCTIONS, INC.
                       [A Development Stage Company]

                       NOTES TO FINANCIAL STATEMENTS

NOTE 6 - CONTRACTS

  During the year ended September 30, 2005, the Company entered into two contracts with musicians for the non-exclusive, worldwide license to publish their music. The contracts are cancellable by written notice. The loss of either of these contracts could adversely affect the Company's business and financial condition.

NOTE 7 - EARNINGS (LOSS) PER SHARE

  The following data show the amounts used in computing loss per share:

                                              For the         From Inception
                                            Year Ended          on June 26,
                                           September 30,       1998 Through
                                      ______________________   September 30,
                                         2005        2004          2005
                                      __________  __________  ______________
    Net loss available to common
    shareholders (numerator)          $   (6,505) $  (14,136) $      (45,476)
                                      __________  __________  ______________
    Weighted average number of
    common shares outstanding used
    in loss per share for the
    period (denominator)                 770,000     522,049         553,147
                                      __________  __________  ______________

  Dilutive loss per share was not presented, as the Company had no common stock equivalent shares for all periods presented that would affect the computation of diluted loss per share.