Form 10KSB/A
period 2005-09-30
DOLPHIN PRODUCTIONS INC
filed 2006-01-10
CIK 1076541

U.S. Securities and Exchange Commission


                           Washington D.C. 20549


                                Form 10-KSB/A

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

Documents incorporated by reference: See Item 13, Exhibits and Reports.

The original edgar version of this Form 10-KSB was missing the report of the independent auditor. This amendment is filed to include the report of the independent auditor.

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

          REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



Board of Directors
DOLPHIN PRODUCTIONS, INC.
Salt Lake City, Utah

We have audited the accompanying balance sheet of Dolphin Productions, Inc. [a development stage company] as of September 30, 2005 and the related statements of operations, stockholders' equity (deficit) and cash flows for the years ended September 30, 2005 and 2004 and for the period from inception on June 26, 1998 through September 30, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Dolphin Productions Inc. [a development stage company] as of September 30, 2005 and the results of its operations and its cash flows for the years ended September 30, 2005 and 2004 and for the period from inception on June 26, 1998 through September 30, 2005, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 5 to the financial statements, the Company has not yet been successful in establishing profitable operations and has incurred significant losses in recent years. These factors raise substantial doubt about the ability of the Company to continue as a going concern. Management's plans in regard to these matters are also described in Note 5. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.



PRITCHETT, SILER & HARDY, P.C.

Salt Lake City, Utah
December 7, 2005

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