Form 10QSB
period 2005-12-31
DOLPHIN PRODUCTIONS INC
filed 2006-02-06
CIK 1076541

U.S. Securities and Exchange Commission

                           Washington D.C. 20549

                                Form 10-QSB

                                (Mark One)

    [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

                           EXCHANGE ACT OF 1934

             For the quarterly period ended December 31, 2005

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

Yes (X) No ( )

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 770,000 as of December 31, 2005.

Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Exchange Act).  Yes   X     No       . [i.e.,
the Company has: (1) nominal operations; and (2) assets consisting of cash and nominal other assets].

                         DOLPHIN PRODUCTIONS, INC.

                           INDEX TO FORM 10-QSB


                                                                       PAGE
PART I      FINANCIAL INFORMATION                                      NUMBER



  Item 1.   Financial Statements for DOLPHIN PRODUCTIONS, INC.          3-11



            Unaudited Condensed Balance Sheets
            December 31, 2005 and September 30, 2005



            Unaudited Condensed Statements of Operations -
            Three Months Ended December 31, 2005 and December 31, 2004 From Inception on June 26, 1998 through December 31, 2005



            Unaudited Condensed Statements of Cash Flows -
            Three Months Ended December 31, 2005 and December 31, 2004 From Inception on June 26, 1998, through December 31, 2005


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

                             DECEMBER 31, 2005

                         DOLPHIN PRODUCTIONS, INC.
                       [A Development Stage Company]




                                 CONTENTS

                                                          PAGE

        -   Unaudited Condensed Balance Sheets,
             December 31, 2005 and September 30, 2005        5


        -   Unaudited Condensed Statements of Operations,
             for the three months ended December 31, 2005
             and 2004 and from inception on June 26, 1998
             through December 31, 2005                       6


        -   Unaudited Condensed Statements of Cash Flows,
             for the three months ended December 31, 2005
             and 2004 and from inception on June 26, 1998
             through December 31, 2005                       7


        -   Notes to Unaudited Condensed Financial
             Statements                                  8 - 11

                         DOLPHIN PRODUCTIONS, INC.
                       [A Development Stage Company]

                    UNAUDITED CONDENSED BALANCE SHEETS


                                  ASSETS

                                         December 31,  September 30,
                                             2005           2005
                                         ___________    ___________
CURRENT ASSETS:
  Cash                                   $    10,427    $    10,683
                                         ___________    ___________
        Total Current Assets
                                              10,427         10,683
                                         ___________    ___________

        Total Assets                     $    10,427    $    10,683
                                         ___________    ___________


                   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                       $     3,114    $         -
  Utah Sales Tax Payable                          59             59
  Utah Franchise Tax Payable                       -            100
                                         ___________    ___________
        Total Current Liabilities              3,173            159
                                         ___________    ___________

STOCKHOLDERS' EQUITY:
  Common stock, $.001 par value,
   50,000,000 shares authorized,
   770,000 shares issued and
   outstanding                                   770            770
  Capital in excess of par value             55 ,230         55,230
  Deficit accumulated during the
   development stage                         (48,746)       (45,476)
                                         ___________    ___________
        Total Stockholders' Equity             7,254         10,524
                                         ___________    ___________
        Total Liabilities and
         Stockholders' Equity            $    10,427    $    10,683
                                         ___________    ___________








Note: The balance sheet at September 30, 2005 was taken from the audited financial statements at that date and condensed.

 The accompanying notes are an integral part of these unaudited condensed financial statements.

                         DOLPHIN PRODUCTIONS, INC.
                       [A Development Stage Company]

               UNAUDITED CONDENSED STATEMENTS OF OPERATIONS


                                          For the Three       From Inception
                                           Months Ended         on June 26,
                                           December 31,        1998 Through
                                      ______________________   December 31,
                                         2005        2004          2005
                                      __________  __________  ______________
REVENUE                               $        -  $        -  $       39,091

COST OF GOODS SOLD                             -           -             300

GROSS PROFIT                                   -           -          38,791

EXPENSES:
  Selling                                      -           -           4,561
  General and administrative               3,270       2,439          82,668
                                      __________  __________  ______________

      Total Expenses                       3,270       2,439          87,229
                                      __________  __________  ______________

LOSS FROM OPERATIONS                      (3,270)     (2,439)        (48,438)

OTHER INCOME (EXPENSE)
  Interest revenue                             -           -              11
      Interest expense                         -           -             (25)
                                      __________  __________  ______________

        Total Other Income (Expense)           -           -             (14)


LOSS BEFORE INCOME
  TAXES                                   (3,270)     (2,439)        (48,452)

CURRENT TAX EXPENSE
  (BENEFIT)                                    -           -             294

DEFERRED TAX EXPENSE
  (BENEFIT)                                    -           -               -
                                      __________  __________  ______________

NET LOSS                              $   (3,270) $   (2,439) $      (48,746)
                                      __________  __________  ______________

LOSS PER COMMON SHARE                 $     (.00) $     (.00)
                                      __________  __________


 The accompanying notes are an integral part of these unaudited condensed financial statements.

                         DOLPHIN PRODUCTIONS, INC.
                       [A Development Stage Company]

               UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS


                                          For the Three       From Inception
                                           Months Ended         on June 26,
                                           December 31,        1998 Through
                                      ______________________   December 31,
                                         2005        2004          2005
                                      __________  __________  ______________
Cash Flows from Operating Activities:
 Net loss                             $   (3,270) $   (2,439) $      (48,746)
 Adjustments to reconcile net loss
   to net cash provided (used) by
   operating activities:
  Non-cash expense for services
    rendered                                   -           -           5,000
  Changes in assets and liabilities:
   Increase in accounts payable            3,114         566           3,114
   Increase (decrease) in accrued
     payroll taxes                             -      (2,994)              -
   Increase (decrease) in Utah
     Franchise Tax Payable                  (100)          -               -
   Increase (decrease) in Utah Sales
     Tax Payable                               -           -              59
                                      __________  __________  ______________
     Net Cash (Used) by
       Operating Activities                 (256)     (4,867)        (40,573)
                                      __________  __________  ______________

Cash Flows from Investing Activities           -           -               -
                                      __________  __________  ______________
     Net Cash Provided by
       Investing Activities                    -           -               -
                                      __________  __________  ______________

Cash Flows from Financing Activities:
 Proceeds from issuance of common stock        -           -          51,000
                                      __________  __________  ______________
     Net Cash Provided by
       Financing Activities                    -           -          51,000
                                      __________  __________  ______________

Net Increase (Decrease) in Cash and
  Cash Equivalents                          (256)     (4,867)         10,427

Cash and Cash Equivalents at
  Beginning of Period                     10,683      21,002               -
                                      __________  __________  ______________

Cash and Cash Equivalents at End of
  Period                              $   10,427  $   16,135  $       10,427
                                      __________  __________  ______________

Supplemental Disclosures of Cash Flow Information:
 Cash paid during the period for:
   Interest                           $        -  $        -  $           25
   Income taxes                       $        -  $        -  $        1,024

Supplemental Schedule of Non-cash Investing and Financing Activities:
  For the three months ended December 31, 2005:
     None

  For the three months ended December 31, 2004:
     None


 The accompanying notes are an integral part of these unaudited condensed financial statements.

                         DOLPHIN PRODUCTIONS, INC.
                       [A Development Stage Company]

             NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Organization - Dolphin Productions, Inc. ("the Company") was organized under the laws of the State of Nevada on June 26, 1998. The Company formerly  presented  concerts  before  live  audiences,  but  now  markets recorded music over the Internet as its sole business. The Company has not yet generated any revenues from its planned principal operations and is considered a development stage company as defined in Statement of Financial Accounting Standards No. 7. The Company may lack the financial resources to emerge from the development stage to full operations. See also Note 4. The Company, at the present time, has not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors.

  Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at December 31, 2005 and 2004 and for the periods then ended have been made.

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's September 30, 2005 audited financial statements. The results of operations for the periods ended December 31, 2005 and 2004 are not necessarily indicative of the operating results for the full year.

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

                         DOLPHIN PRODUCTIONS, INC.
                       [A Development Stage Company]

             NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [Continued]

  Revenue Recognition - The Company recognizes revenue from providing musical and other performances for concerts and other events for a negotiated fee in the period when the services are provided. The Company records only its fee from a concert performance and reflects the Company's expenses related to the performance as general and administrative expense. The Company recognizes revenue from the sale of compact discs when the product is delivered. All of the Company's sales of compact discs are final and do not allow for product return. Consequently, the Company has made no provision for the return of merchandise sold.

  Advertising Costs - Advertising costs, except for costs associated with direct-response advertising, are charged to operations when incurred. The costs of direct-response advertising are capitalized and amortized over the period during which future benefits are expected to be received. During the three months ended December 31, 2005 and 2004, advertising costs amounted to $0 and $0, respectively.

  Income Taxes - The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109,"Accounting for Income Taxes".

  Loss Per Share - The computation of loss per share is based on the weighted average number of shares outstanding during the period presented in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share" [See Note 5]

  Accounting  Estimates  -  The  preparation  of  financial  statements   in
  conformity  with generally accepted accounting principles  in  the  United
  States of America requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimated by management.

  Recently Enacted Accounting Standards - Statement of Financial Accounting Standards ("SFAS") No. 151, "Inventory Costs - an amendment of ARB 43, Chapter 4", SFAS No. 152, "Accounting for Real Estate Time-Sharing Transactions - an amendment of FASB Statements No. 66 and 67", SFAS No. 153, "Exchanges of Nonmonetary Assets - an amendment of APB Opinion No.
  29",  and SFAS No 123 (revised 2004), "Share-Based Payment", and SFAS  No.
  154, "Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3", were recently issued. SFAS No. 151, 152, 153, 123 (revised 2004) and 154 have no current applicability to the Company or their effect on the financial statements would not have been significant.

  Restatement - On January 15, 1999, the Company effected a 5-for-2 forward stock split. The financial statements have been restated, for all periods presented, to reflect the stock split [See Note 2].

  Reclassification - The financial statements for periods prior to  December
  31,   2005  have  been  reclassified  to  conform  to  the  headings   and
  classifications used in the December 31, 2005 financial statements.

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

NOTE 3 - RELATED PARTY TRANSACTIONS

  Management Compensation and Accrued Expenses - Salary expense to the officers of the Company for the three months ended December 31, 2005 and 2004 amounted to $0 and $0, respectively.

  Legal Services and Accrued Expenses - During the three months ended December 31, 2005 and 2004, respectively, the Company's President provided legal services of $0 and $0, respectively, to the Company.

NOTE 4- GOING CONCERN

  The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America which contemplate continuation of the Company as a going concern. However, the Company has not yet been successful in establishing profitable operations and has incurred significant losses in recent years. These factors raise substantial doubt about the ability of the Company to continue as a going concern. In this regard, management is proposing to raise any necessary additional funds through one or more of the following means: (1) operations; (2) loans; (3) additional sales of its common stock; (4) the possible acquisition of operating assets or technology by the issuance of additional shares of its common stock; (5) the acquisition of inventory through the issuance of additional shares of its common stock; or (6) through the possible acquisition of other companies by the issuance of additional shares of its common stock.
          There is no assurance that the Company will be successful in raising additional capital or in achieving profitable operations. If no additional capital is raised, the management estimates that the Company has sufficient cash to sustain its operations through June 30, 2006. In the event that the Company is not able to raise additional capital or to achieve profitable operations, the Company may elect to discontinue operations and to dissolve the corporation. In that event, shareholders and creditors may be unable to recover any sum from the corporation.

                         DOLPHIN PRODUCTIONS, INC.
                       [A Development Stage Company]

  NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 5- LOSS PER SHARE

  The following data show the amounts used in computing loss per share:

                                            For the Three
                                             Months Ended
                                             December 31,
                                        ______________________
                                           2005        2004
                                        __________  __________
   Net loss available to common
    shareholders (numerator)            $   (3,270) $   (2,439)
                                        __________  __________
   Weighted average number of
    common shares outstanding
    used in loss per share for the
    period (denominator)                   770,000     770,000
                                        __________  __________

  Dilutive loss per share was not presented, as the Company had no common stock equivalent shares for all periods presented that would affect the computation of diluted loss per share.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management's discussion and analysis of certain significant factors that have affected the Company's financial condition and operating results for the period included in the accompanying
financial statements.   The accompanying Unaudited Condensed Financial
Statements as of December 31, 2005, including the Notes to Unaudited Condensed Financial Statements, are, by this reference, included in this Managements Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

Three Months Ended December 31, 2005 Compared to Three Months Ended December 31, 2004
DOLPHIN PRODUCTIONS, INC. (the Company), generated no revenues during the
quarters ending December 31, 2005, December 31, 2004, respectively.   The
Company has been unable to acquire the technology and the inventory of recorded music that are necessary to compete profitably against larger, better-capitalized providers of recorded music. The Company has two contracts with recording artists, each of which may be canceled by the artists without penalty. The Company has no assurance that its contracts with artists will not be canceled. If the contracts are canceled, the Company has no inventory of saleable recorded music and will be unable to generate revenues.

DOLPHIN PRODUCTIONS, INC. recorded a net loss of $3,270 for the quarter ending December 31, 2005, compared to a net loss of $2,439 for the comparable quarter ending December 31, 2004.

DOLPHIN PRODUCTIONS, INC., has no prospects for generating revenues from its operations during the foreseeable future.



Liquidity and Capital Resources

As of December 31, 2005, the Company had on hand cash of $10,427. It owed payables of $3,173. The Company has no assurance that it will generate revenues, or otherwise acquire capital, to sustain its operations beyond June 30, 2006.
Management may seek to raise additional funds through one or more of the following means: (1) operations; (2) loans; (3) additional sales of its common stock; (4) the possible acquisition of operating assets or technology by the issuance of additional shares of its common stock; (5) the acquisition of inventory through the issuance of additional shares of its common stock; or (6) through the possible acquisition of other companies by the issuance of additional shares of its common stock.
     There is no assurance that the Company will be successful in raising additional capital or in achieving profitable operations. If no additional capital is raised, management estimates that the Company has sufficient cash on hand to sustain its operations through June 30, 2006. In the event that the Company is not able to raise additional capital or to achieve profitable operations by June 30, 2006, the Company may elect to discontinue operations and to dissolve the corporation. In that event, shareholders and creditors may be unable to recover any sum from the corporation.

Item 3. Controls and Procedures

As of January 16, 2006, an informal evaluation was performed under the supervision and with the participation of the Company's management, including the CEO, the CFO, and the Chair of the Companys Audit Committee, as to the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management concluded that the Company's disclosure controls and procedures were effective as of January 16, 2006. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to January 15, 2006.


                         PART II-OTHER INFORMATION

None

                                 SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         DOLPHIN PRODUCTIONS, INC.


Date: February 1, 2006                       /s/ Richard H. Casper



                                             --------------------------------
                                             Richard H. Casper, President