Form 10KSB/A
period 2005-09-30
DOLPHIN PRODUCTIONS INC
filed 2006-02-07
CIK 1076541

U.S. Securities and Exchange Commission


                           Washington D.C. 20549


                               Form 10-KSBA

                                (Mark One)

    [ X ] SECOND AMENDED ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                                SECURITIES

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

770,000 shares of the issuer's $.001 par common stock were outstanding as of September 30, 2005, the issuer's most recent fiscal year end.
Securities registered pursuant to section 12(b) of the Act:

Title of each class       Name of each exchange on which registered
        None                                  N/A
------------------        -----------------------------------------

Securities registered pursuant to section 12(g) of the Act:

              The Company's $.001 par common stock
 (770,000 shares issued and outstanding on September 30, 2005)
                             ---------------
                             (Title of class)

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

See also Item 11. Of the 770,000 shares outstanding, 520,500 shares are held by officers, directors and/or other affiliates. Non-affiliates hold 249,500 shares. In November of 2005, the Company's common stock began trading on the OTC Bulletin Board under the symbol "DPNP". On December 9, 2005, the last trade was at $1.45 per share. A total of 3,752 shares were traded on that date. If that price ($1.45 per share) were applied to all stock held by non-affiliates, the aggregate market value of the common stock held by non-affiliates would be approximately $360,000 ($1.45/share x 249,500 shares). The Company expresses no opinion as to the market value of the Company's common stock.

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

ITEM 2. DESCRIPTION OF PROPERTIES

In order to conserve cash, the Company closed its business office at 39 Exchange Place in Salt Lake City, Utah. The Company conducts limited operations through a single retail music store located at 5450 Green Street in Murray, Utah. A member of the Company's board of directors is the president of the corporate operator of the retail music store. The Company does not pay rent for its limited use of the retail music store.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

None.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Common Stock is quoted and traded over the OTC Bulletin Board under the symbol "DPNP".

RECENT SALES OF UNREGISTERED SECURITIES

No unregistered shares of the Company's common stock were issued or sold by the Company during the fiscal year ended September 30, 2005. See Statement of Stockholders' Equity within the attached Financial
Statements, together with the Notes to Financial Statements.

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

Liabilities of the Company as of September 30, 2005, totaled $159. See Balance Sheet.

In each of the last two fiscal years, the Company has had no revenues from the internet sale of recorded music, its principal business operation.

     (a) Plan of operation.

          During the next twelve months, the Company plans to continue efforts to expand its principal business of marketing recorded music through the internet while also exploring alternatives to the Company's principal business. The focus of the Company will be to maximize the Company's value for its stockholders.
          In that regard, the Company has determined that it can satisfy its cash requirements through June 30, 2006. In order to continue operations thereafter, the Company will have to raise additional capital. The Company has identified the following possible sources of capital: (1) operations; (2) loans; (3) additional sales of its common stock; (4) the possible acquisition of operating assets or technology by the issuance of additional shares of its common stock; (5) the acquisition of inventory through the issuance of additional shares of its common stock; or (6) through the possible acquisition of other companies by the issuance of additional shares of its common stock. The Company has no assurance that it will be able to raise additional capital.
          During the next twelve months, the Company plans to continue its efforts to acquire internet marketing technology and music inventory.
          The Company has no specific plans to purchase or acquire significant equipment or technology, nor does it have commitments to acquire marketing rights to any additional recorded music.
          The Company currently has no employees. Its work is done on a contract basis through officers and directors of the Company. The Company has no plans to hire employees.

     (b) Off-Balance Sheet Arrangements

          The Company is not a party to any off-balance sheet arrangements.

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

The Company's interests in intellectual property rights are revocable. The Company estimates that its inventory of recorded music and property rights has no value.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Furnish the information required by Item 304(b) of Regulation S-B:  None.

ITEM 8A: CONTROLS AND PROCEDURES

Furnish the information required by Items 307 of Regulation S-B (17 CFR 228.307) and 308 (17 CFR.308) of Regulation S-B.

     The Company's principal executive officer and principal financial officer are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the Company and have: (1) designed such disclosure controls and procedures to ensure that material information relating to the Company is made known to them, particularly during the period in which the periodic reports are being prepared; (2) designed such internal control over financial reporting to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles; (3) evaluated the effectiveness of the Company's disclosure controls and procedures as of the end of the fiscal year, September 30, 2005, (the "Evaluation Date").
      In connection with the preparation of periodic financial statements, all corporate officers and directors are provided with complete summaries of all corporate transactions. In effect, the board of directors reviews each of the Company's transactions.
    Based on their evaluation of disclosure controls and procedures as of the Evaluation Date, the principal executive officer and the principal financial officer have concluded that internal control over financial reporting is effective.

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

     The following are biographical summaries of the experience of the officers and directors of the Company:

Richard H. Casper:     Attorney since 1982.  Member of the Utah State Bar.
                       Master's degree in Business Administration (MBA) from
                       University of Utah (1975); practiced as CPA in California, Idaho and Utah between 1970 and 1982.
                       Executive vice president of trucking company from 1974-
                       1979. For the last five years, Mr. Casper has been a self-employed attorney and business consultant. He has been president and chairman of the board of directors of the Company since its inception.

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

(3) was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining such person from or otherwise limiting, the following activities:
(i) acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, associated person of any of the foregoing, or as an investment advisor, underwriter, broker or dealer in securities, or as an affiliate person, director or employee of any investment company, or engaging in or continuing any conduct or practice in connection with such activity;
(ii) engaging in any type of business practice; or
(iii) engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodities laws;

(4) was the subject of any order, judgment, or decree, not subsequently reversed, suspended, or vacated, of any federal or state authority barring, suspending, or otherwise limiting for more than 60 days the right of such person to engage in any activity described above, or to be associated with persons engaged in any such activity;

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding beneficial ownership of the Company's Common Stock as of September 30, 2005 for: (i) each person who is known by the Company to own beneficially more than 5% of the outstanding shares of Common Stock, (ii) each director of the Company, (iii) each of the named executives and (iv) all directors and executive officers of the Company as a group. The following table is unchanged from September 30, 2004, when there were likewise 770,000 shares of Common Stock issued and outstanding.


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

                       5
20,000 shares
67.60%

Note (1): Based on 770,000 shares of common stock outstanding as of September 30, 2005 and 2004.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

TRANSACTIONS WITH MANAGEMENT AND OTHERS

During the fiscal year ended September 30, 2005, the company paid $975 to Kristy Chambers, a director, secretary and chair of the Audit and Compensation Committee for the preparation of the Company's income tax returns.

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

Notes to Financial Statements

 (a)(2)FINANCIAL STATEMENT SCHEDULES. The following financial statement schedules are included as part of this report:

      See Notes to Financial Statements.

 (a)(3)EXHIBITS.  The following exhibits are filed as part of this report:

     1.   Schedules contained within Financial Statements;
     2.   Articles of Incorporation of Dolphin Productions, Inc., attached as
          Exhibit 3 to Form 10-SB, filed May 2, 2003, and incorporated herein by reference; and
     3. Bylaws of Dolphin Productions, Inc., attached as Exhibit 3 to Form 10-SB, filed May 2, 2003, and incorporated herein by reference.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees: The aggregate fees billed for each of the last two fiscal years for professional serviced rendered by the principal accountant for the audit of the Company's annual financial statement and review of financial statements included in the Company's 10-QSB reports and services normally provided by the accountant in connection with statutory and regulatory filings or engagements were $4,875 for the fiscal year ended September 30, 2005 and $3,690 for the fiscal year ended September 30, 2004.

Audit-Related Fees: The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the Company's financial statements that are not reported above were $0 for the fiscal year ended September 30, 2005 and $0 for the fiscal year ended September 30, 2004.

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

At a meeting of the board of directors held on March 18, 2003, the Company formed an Audit and Compensation Committee chaired by Kristy Chambers, CPA. She is a director and corporate secretary. She is a CPA licensed to practice within the state of Utah and is the audit committee financial expert. As an officer of the Company, she is not independent as that term is used in Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act. With advice from the Audit Committee, the board of directors has approved the scope and cost of the engagement of the Company's auditor. The Company does not rely upon pre-approval policies and procedures.

REPORTS ON FORM 8-K.

     See 8-K dated March 21, 2005. Press release concerning trial operation of web site.

                                SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 6th day of February, 2006.


                                Dolphin Productions, Inc.


                                By: /s/ Richard H. Casper
                                ----------------------------------
                                Richard H. Casper
                                President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated on this 6th day of February, 2006.

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


                         DOLPHIN PRODUCTIONS, INC.


Date: February 6, 2006                         /s/ Richard H.Casper



                                              -------------------------------
                                              Richard H. Casper, President

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

                         DOLPHIN PRODUCTIONS, INC.
                       [A Development Stage Company]

                         STATEMENTS OF OPERATIONS


                                           For the         From Inception
                                         Year Ended          on June 26,
                                        September 30,       1998 Through
                                   ______________________   September 30,
                                      2005        2004          2005
                                   __________  __________  ______________
REVENUE                            $    1,201  $        -  $       39,091

COST OF GOODS SOLD                        300           -             300
                                   __________  __________  ______________
GROSS PROFIT                              901           -          38,791
                                   __________  __________  ______________
EXPENSES:
  Selling                                   -           -           4,561
  General and administrative            7,417      14,111          79,398
                                   __________  __________  ______________
      Total Expenses                    7,417      14,111          83,959
                                   __________  __________  ______________

LOSS FROM OPERATIONS                   (6,516)    (14,111)        (45,168)
                                   __________  __________  ______________

OTHER INCOME (EXPENSE)
  Interest revenue                         11           -              11
  Interest expense                          -         (25)            (25)
                                   __________  __________  ______________
      Total Other Income (Expense)         11         (25)            (14)
                                   __________  __________  ______________
LOSS BEFORE INCOME TAXES               (6,505)    (14,136)        (45,182)

CURRENT TAX EXPENSE (BENEFIT)               -           -             294

                                   __________  __________  ______________

NET INCOME (LOSS)                  $   (6,505)    (14,136)        (45,476)
                                   __________  __________  ______________

EARNINGS (LOSS) PER
  COMMON SHARE                     $     (.01) $     (.03)
                                   __________  __________  ______________








The accompanying notes are an integral part of these financial statements.

                         DOLPHIN PRODUCTIONS, INC.
                       [A Development Stage Company]

                     STATEMENT OF STOCKHOLDERS' EQUITY

                      FROM INCEPTION ON JUNE 26, 1998

                        THROUGH SEPTEMBER 30, 2005

                                                                    Deficit
                                                                  Accumulated
                                     Common Stock     Capital in  During the
                                 _____________________ Excess of  Development
                                   Shares     Amount   Par Value     Stage
                                 __________ __________ _________ ____________
BALANCE, June 26, 1998                    - $        - $       - $          -

Issuance of 500,000 shares of
  common stock for cash of
  $2,000, or $.004 per share,
  June 1998                         500,000        500     1,500            -

Net income (loss) for the period
  ended September 30, 1998                -          -         -            -
                                 __________ __________ _________ ____________
BALANCE, September 30, 1998         500,000        500     1,500            -

Issuance of 20,000 shares of
  common stock for cash of
  $4,000, or $.20 per share,
  January 1999                       20,000         20     3,980            -

Net (loss) for the year ended
  September 30, 1999                      -          -         -      (6,404)
                                 __________ __________ _________ ____________
BALANCE, September 30, 1999         520,000        520     5,480      (6,404)

Net income for the year ended
  September 30, 2000                      -          -         -        2,184
                                 __________ __________ _________ ____________
BALANCE, September 30, 2000         520,000        520     5,480      (4,220)

Net income for the year ended
  September 30, 2001                      -          -         -        4,331
                                 __________ __________ _________ ____________
BALANCE, September 30, 2001         520,000        520     5,480          111

Net (loss) for the year ended
  September 30, 2002                      -          -         -        (519)
                                 __________ __________ _________ ____________
BALANCE, September 30, 2002         520,000        520     5,480        (408)

Net (loss) for the year ended
  September 30, 2003                      -          -         -     (24,427)
                                 __________ __________ _________ ____________
BALANCE, September 30, 2003         520,000        520     5,480     (24,835)

Issuance of 225,000 shares of
  common stock for cash of
  $45,000, or $.20 per share,
  September 2004                    225,000        225    44,775            -

Issuance of 25,000 shares of
  common stock for services
  valued at $5,000, or $.20
  per share, September 2004          25,000         25     4,975            -

Net (loss) for the year ended
  September 30, 2004                      -          -         -     (14,136)
                                 __________ __________ _________ ____________
BALANCE, September 30, 2004         770,000        770    55,230     (38,971)

Net (loss) for the year ended
  September 30, 2005                      -          -         -      (6,505)
                                 __________ __________ _________ ____________
BALANCE, September 30, 2005         770,000 $      770 $  55,230 $   (45,476)
                                 __________ __________ _________ ____________





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

                         DOLPHIN PRODUCTIONS, INC.
                       [A Development Stage Company]

                       NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Organization - Dolphin Productions, Inc. ("the Company") was organized under the laws of the State of Nevada on June 26, 1998. The Company formerly  presented  concerts  before  live  audiences,  but  now  markets recorded music over the Internet as its sole business. The Company has not yet generated any revenues from its planned principal operations and is considered a development stage company as defined in Statement of Financial Accounting Standards No. 7. The Company may lack the financial resources to emerge from the development stage to full operations. See also Note 5. The Company, at the present time, has not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors.

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

<PAEG>


                         DOLPHIN PRODUCTIONS, INC.
                       [A Development Stage Company]

                       NOTES TO FINANCIAL STATEMENTS

NOTE 2 - CAPITAL STOCK [Continued]

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

NOTE 6 - CONTRACTS

  During the year ended September 30, 2005, the Company entered into two contracts with musicians for the non-exclusive, worldwide license to publish their music. The contracts are cancellable by written notice. The loss of either of these contracts could adversely affect the Company's business and financial condition.
  The Company is entitled to retain all revenues from the internet sale of the recorded music described within the Contracts. As consideration for the artists' inclusion in the Company's web site, each artist provided to the Company ten compact discs. Neither party is obligated to make any minimum guaranteed payments under the Contracts.

NOTE 7 - EARNINGS (LOSS) PER SHARE

  The following data show the amounts used in computing loss per share:

                                                       For the
                                                     Year Ended
                                                    September 30,
                                               ______________________
                                                  2005        2004
                                               __________  __________
    Net loss available to common shareholders
    (numerator)                                $   (6,505) $  (14,136)
                                               __________  __________
    Weighted average number of common shares
    outstanding used in loss per share for the
    period (denominator)                          770,000     522,049
                                               __________  __________
Dilutive loss per share was not presented, as the Company had no common stock equivalent shares for all periods presented that would affect the computation of diluted loss per share.