Form 10QSB
period 2006-05-15
DOLPHIN PRODUCTIONS INC
filed 2006-05-15
CIK 1076541

OMB APPROVAL OMB Number: 3235-0416 Expires: March 31, 2007 Estimated average burden Hours per response . . . . 182

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB
(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from ______________ to _____________

Commission file number 0-50164

DOLPHIN PRODUCTIONS, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	87-0618756
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Unit 3, 25/F., Global Gateway, 98 Wang Lung Street, Tsuen Wan, Hong Kong
(Address of principal executive offices)

011-8522-827-6288
(Issuer’s telephone number)

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issues (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 13b-2 of the Exchange Act).   Yes ☐ No ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.   Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUES

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

As of May 11, 2006 there were 32,932,500 shares of $.001 par value common stock issued and outstanding

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

SEC2334(9-05) Persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

FORM 10-QSB
DOLPHIN PRODUCTIONS, INC.
INDEX

		Page
PART I.	Financial Information

	Item 1. Unaudited Financial Statements	3

	Balance Sheets - March 31, 2006 and September 30, 2005	3

	Unaudited Condensed Statements of Operations for the Three Months Ended March 31, 2006 and 2005, and for the Cumulative period Through March 31, 2006	4

	Unaudited Condensed Statements of Cash Flows for the Three Months Ended March 31, 2006 and 2005, and for the Cumulative period Through March 31, 2006	5-6

	Notes to Unaudited Financial Statements	7-12

	Item 2. Management’s Discussion and Analysis of Financial Condition or Plan of Operation	13

	Item 3. Controls and Procedures	24

PART II.	Other Information

	Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	24

	Item 6. Exhibits and Reports on Form 8-K	24

	Signatures	25

(Inapplicable items have been omitted)

PART I. FINANCIAL INFORMATION

ITEM 1.  Financial Statements (unaudited)
DOLPHIN PRODUCTIONS, INC.
[A Development Stage Company]

UNAUDITED CONDENSED BALANCE SHEETS

	March 31, 2006	September 30, 2005
	$	$
ASSETS
Current assets
Cash and cash equivalents	23,769	10,683
Accounts receivable	9,730,369	-
Inventories	246,611	-
Advances to suppliers	187,215	-
Other receivables	660,025	-

Total current assets	10,847,989	10,683
Plant and equipment, net	720,169	-

TOTAL ASSETS	11,568,158	10,683

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities
Accounts payable	226,683	-
Receipt in advances	455,201	-
Accrued liabilities	97,395	-
Other payables	1,550,992	-
Taxes payable	1,037,328	159

Total current liabilities	3,367,599	159
Advance from a related party	2,838,569	-

TOTAL LIABILITIES	6,206,168	159

STOCKHOLDER’S EQUITY
Common stock	32,933	770
Accumulated other comprehensive income	5,385,057	55230
Retained deficits	(56,000)	(45,476)

Total stockholder’s equity	5,361,990	10,524

TOTAL LIABILITIES AND STOCKHOLDER’S
EQUITY	11,568,158	10,683

The accompanying notes are an integral part of these financial statements.

DOLPHIN PRODUCTIONS, INC.
[A Development Stage Company]

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

					From Inception
	For the Three		For the Six		on June 26,
	Months Ended		Months Ended		1998 Through
	March 31,		March 31,		March 31,
	2006	2005	2006	2005	2006
	$	$	$	$	$
REVENUE	-	675	-	675	39,091

COST OF GOODS SOLD	-	-	-	-	300

GROSS PROFIT	-	-	-	-	38,791

EXPENSES:
Selling	-	-	-	-	4,561
General and administrative	7,254	1,863	10,524	4,302	89,922

Total Expenses	7,254	1,863	10,524	4,302	94,483

LOSS BEFORE OTHER INCOME (EXPENSE)	(7,254)	(1,188)	(10,524)	(3,627)	(55,692)

OTHER INCOME (EXPENSE)
Interest revenue	-	-	-	-	11
Interest expense	-	-	-	-	(25)

Total Other Income (Expense)	-	-	-	-	(14)

LOSS BEFORE INCOME TAXES	(7,254)	(1,188)	(10,524)	(3,627)	(55,706)

CURRENT TAX EXPENSE (BENEFIT)	-	-	-	-	294

DEFERRED TAX EXPENSE (BENEFIT)	-	-	-	-	-

NET LOSS	(7,254)	(1,188)	(10,524)	(3,627)	(56,000)

LOSS PER COMMON SHARE	(.00)	(.00)	(.00)	(.00)	(.08)
The accompanying notes are an integral part of these financial statements.

DOLPHIN PRODUCTIONS, INC.
[A Development Stage Company]

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

			From Inception
	For the Six		on June 26,
	Months Ended		1998 Through
	March 31,		March 31,
	2006	2005	2006
	$	$	$
Cash Flows from Operating Activities:
Net loss	(10,524)	(3,627)	(56,000)
Adjustments to reconcile net loss to net cash
used by operating activities:
Non-cash expense for services rendered	-	-	5,000
Changes in assets and liabilities:
Increase (decease) in accounts payable	-	(1,357)	-
Increase (decrease) in Utah sales tax payable	(159)	-	-

Net Cash (Used) by Operating Activities	(10,683)	(7,933)	(51,000)

Cash Flows from Investing Activities
Acquisition of subsidiary companies (net of acquired cash)	23,769	-	-

Net Cash Provided by Investing Activities	23,769	-	-

Cash Flows from Financing Activities:
Proceeds from issuance of common stock	-	-	51,000

Net Cash Provided by Financing Activities	-	-	51,000

Net Increase (Decrease) in Cash and Cash Equivalents	13,086	(7,933)	-

Cash and Cash Equivalents at Beginning of Period	10,683	21,002	-

Cash and Cash Equivalents at End of Period	23,769	13,069	-

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	-	-	-
Income taxes	-	-	1,024

The accompanying notes are an integral part of these financial statements.

Supplemental Schedule of Non-cash Investing and Financing Activities:
For the six months ended March 31, 2006, the Company issued 32,162,500 to acquire entire increase in Innocom Technology Holdings Limited. The effect of net assets acquired is summarized as below.

$
Net assets acquired
Cash and cash equivalents	23,769
Accounts receivable	9,730,369
Inventories	246,611
Advances to suppliers	187,215
Other receivables	660,025
Plant and equipment, net	720,169
Accounts payable	(226,683)
Receipt in advances	(455,201)
Accrued liabilities	(97,395)
Other payables	(1,550,992)
Taxes payable	(1,037,328)
Advance from a related party	(2,838,569)

5,361,990

Settled by issuance of new shares	5,361,990

For the six months ended March 31, 2005:
None

The accompanying notes are an integral part of these financial statements.

DOLPHIN PRODUCTIONS, INC.
[A Development Stage Company]

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization - Dolphin Productions, Inc. (“the Company”) was organized under the laws of the State of Nevada on June 26, 1998. The Company has, at the present time, not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors.

Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2006 and 2005 and for the periods then ended have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s September 30, 2005 audited financial statements. The results of operations for the periods ended March 31, 2006 and 2005 are not necessarily indicative of the operating results for the full year.

Fiscal Year - The Company’s fiscal year-end is September 30th.

Consolidation - The consolidated financial statements include the accounts of the Company and its subsidiaries (the Group). Significant intercompany transactions have been eliminated in consolidation. Investments in which the company has a 20 percent to 50 percent voting interest and where the company exercises significant influence over the investee are accounted for using the equity method.

As of March 31, 2006, the particulars of the subsidiaries are as follows:

	Place of	Date of	Attributable	Issued
Name of company	incorporation	incorporation	equity interest %	capital

Innocom Technology Holdings	British Virgin	July 12, 2005	100	US$1
Limited	Islands

Chinarise Capital	British Virgin	January 28, 2003	100	US$1
(International) Limited (CCIL)	Islands

Next Giant International	British Virgin	August 5, 2004	100	US$1
Limited	Islands

Beijing Unismobile	People’s	September 11, 2002	100	RMB20,000,000
Communication Technology	Republic of
Co., Ltd.(BUCTCL)	China

Use of estimates - In preparing of the financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. These accounts and estimates include, but are not limited to, the valuation of accounts receivable, inventories, deferred income taxes and the estimation on useful lives of plant and machinery. Actual results could differ from those estimates.

Accounts receivable - The Group extends unsecured credit to customers in the normal course of business and does not accrue interest on trade accounts receivable.

During the reporting period, the Group had no bad debt experience and did not make any allowance for doubtful debts.

Inventories - Inventories are stated at the lower of cost or market with cost determined on a first-in, first-out basis.

During the reporting year, the Group did not make any allowance for inventories.

Foreign currency translation - The Group maintains its financial statements in the functional currency. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency at rates of exchange prevailing at the balance sheet dates. Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchanges rates prevailing at the dates of the transaction. Exchange gains or losses arising from foreign currency transactions are included in the determination of net income for the respective periods.

For financial reporting purposes, the financial statements of the Group which are prepared using the functional currency have been translated into United States dollars (US$). Assets and liabilities are translated at the exchange rates at the balance sheet dates and revenue and expenses are translated at the average exchange rates and stockholders’ equity is translated at historical exchange rates. Any translation adjustments resulting are not included in determining net income but are included in foreign exchange adjustment to other comprehensive income, a component of stockholders’ equity.

The functional currency of the CCIL is the Hong Kong Dollar (HKD); whilst the functional currency of BUCTCL is the Renminbi (RMB). The financial statements are translated into United States dollars from HKD and RMB at year-end exchange rates as to assets and liabilities and average exchange rates as to revenues and expenses. Capital accounts are translated at their historical exchange rates when the capital transactions occurred.

The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into US$ at the rates used in translation.

Impairment of assets - The Group’s policy is to periodically review and evaluate whether there has been a permanent impairment in the value of long-lived assets. Factors considered in the evaluation include current operating results, trends and anticipated undiscounted future cash flows. An impairment loss is recognized to the extent that the sum of undiscounted estimated future cash flows that is expected to result from the use of the asset, or other measure of fair value, is less than the carrying value.

During the reporting period, there was no impairment loss.

Financial instrument - The carrying amounts of all financial instruments approximate fair value. The carrying amounts of cash, accounts receivable, accounts payable and accrued liabilities approximate fair value due to the short-term nature of these items. The carrying amounts of borrowings approximate the fair value based on the Group’s expected borrowing rate for debt with similar remaining maturities and comparable risk.

Income tax - The Group uses the asset and liability method of accounting for income taxes whereby deferred taxes are determined based on the temporary differences between the financial statements and tax bases of assets and liabilities using enacted tax rates in effect in the year in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

Revenue recognition - Revenues are recognized upon shipment of product, at which time title of goods has been transferred to the buyer.

Concentration of credit risk - Concentration of credit risk is limited to accounts receivable and is subject to the financial conditions of major customers. The Group does not require collateral or other security to support accounts receivable. The Group conducts periodic reviews of its clients’ financial condition and customers’ payment practices to minimize collection risk on accounts receivable.

Cash and Cash Equivalents - The Company considers all highly liquid debt investments purchased with a maturity of three months or less to be cash equivalents.

Comprehensive Income - Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, all items that are required to be recognized under current accounting standards as components of comprehensive income are required to be reported in a financial statement that is presented with the same prominence as other financial statements. The Group’s current component of other comprehensive income is the foreign currency translation adjustment.

Loss Per Share - The computation of loss per share is based on the weighted average number of shares outstanding during the period presented in accordance with Statement of Financial Accounting Standards No. 128, “Earnings Per Share” [See Note 6].

Recent accounting pronouncements - In May 2005, the FASB issued a SFAS 154, “Accounting Changes and Error Corrections” to replace APB Opinion No. 20, “Accounting Changes” and SFAS 3, “Reporting Accounting Changes in Interim statements” requiring retrospective application to prior periods financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change.  When it is impracticable to determine the period-specific effects of an accounting change on one or more individual prior periods presented, SFAS 154 requires the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings (or other appropriate components of equity or net assets in the statement of financial position) for that period rather than being reported in an income statement.  When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, SFAS 154 requires that the new accounting principle be applied as if it were adopted prospectively from the earliest date practicable.  The effective date for this statement is for accounting changes and corrections of errors made in fiscal year beginning after December 15, 2005.

In February 2006, the FASB issued a SFAS 155, “Accounting for Certain Hybrid Financial Instruments” to amend FASB Consolidated Financial Statements No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This statement permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation and eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument.  This statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006.

The Group does not anticipate that the adoption of these two standards will have a material impact on these financial statements.

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

During September 2004, the Company issued 25,000 shares of its previously authorized but unissued common stock to certain officers and directors of the Company for services valued at $5,000 (or $.20 per share). The Company issued 7500 shares to its president/chairman of the board, 5000 shares to a vice-president/director, 5000 the chief financial officer/director, 5000 shares to the director who chairs the audit committee, and 2500 shares to two other officers.

During March 2006, the Company issued 32,162,500 shares to acquire entire interest in Innocom Technology Holdings Limited at net book of $5,361,990. The principal activities of Innocom Technology Holdings Limited are provision of design and solution for mobile phone, and trading of mobile phone and related components.

Stock Split - On January 15, 1999, the Company effected a five for two common stock split. The financial statements, for all periods presented, have been restated to reflect the stock split.

NOTE 3 - RELATED PARTY TRANSACTIONS

Management Compensation and Accrued Expenses - Salary expense to the President for the six months ended March 31, 2006 and 2005 amounted to $0 and $0, respectively.

Legal Services and Accrued Expenses - During the six months ended March 31, 2006 and 2005, respectively, the Company’s president provided legal services of $0 and $0, respectively, to the Company.

NOTE 4 - INCOME TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes”. SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carry forwards. At March 31, 2006 the Company has available unused operating loss carry forwards of approximately $42,300, which may be applied against future taxable income and which expires in various years through 2025.

NOTE 5 - LOSS PER SHARE

The following data show the amounts used in computing loss per share:

	For the three ended March 31,
	2006	2005
Net loss available to common shareholders (numerator)	(7,254)	(1,188)

Weighted average number of common shares outstanding used in loss per share for the period (denominator)	770,000	770,000

Dilutive loss per share was not presented, as the Company had no common stock equivalent shares for all periods presented that would affect the computation of diluted loss per share.

NOTE 6 - ADDITIONAL INFORMATION

The following pro forma consolidated statement of operations is presented for illustrative purposes only and is not necessarily indicative revenue and results of the operations of the Group that actually would have been achieved has the acquisition been completed on January 1, 2006 (Three months ended March 31, 2005: January 2001, 2005).

PRO FORMA CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2006 (Stated in US Dollars)

			Pro forma	Pro forma
	Company	Innocom	Adjustment	Consolidated
	$	$	$	$
Net sales	-	10,507,316	-	10,507,316
Cost of sales	-	(9,252,817)	-	(9,252,817)

Gross profit	-	1,254,499	-	1,254,499
Selling and distributing costs	-	(123,718)	-	(123,718)
Administrative and other operating expenses	(7,254)	(88,646)	-	(95,900)

Income (loss) from operations	(7,254)	1,042,325	-	1,034,881
Interest expenses, net	-	(335)	-	(335)

Income (loss) before taxes	(7,254)	1,041,800	-	1,034,546
Income taxes	-	(172,934)	-	(172,934)

Net income (loss)	(7,254)	868,866	-	861,612

Earnings per share				0.027

PRO FORMA CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE THREE ENDED MARCH 31, 2005 (Stated in US Dollars)

			Pro forma	Pro forma
	Company	Innocom	Adjustment	Consolidated
	$	$	$	$
Net sales	675	4,882,270	-	4,882,945
Cost of sales	-	(3,405,369)	-	(3,405,369)

Gross profit	675	1,476,901	-	1,477,576
Selling and distributing costs	-	(317,995)	-	(317,995)
Administrative and other operating expenses	(1,863)	(62,171)	-	(64,034)

Income (loss) from operations	(1,188)	1,096,735	-	1,095,547
Other income	-	125,624		125,624
Interest expenses, net	-	(3,176)	-	(3,587)

Income (loss) before taxes	(1,188)	1,219,183	-	1,217,584
Income taxes	-	(204,221)	-	(204,221)

Net income (loss)	(1,188)	1,014,961	-	1,013,363

Earnings per share				0.032

Notes:

a.	Income tax

The amount represents Hong Kong profits tax of 17.5% (2005: 17.5%) on the assessable profit of CCIL for the period.

BUCTCL is operating in the PRC and is eligible for tax holidays and concession and were exempted from the PRC income tax for the period.

b.	Earnings per share

	For the three ended March 31,
	2006	2005
Net profit available to common shareholders (numerator)	861,812	1,013,363

Weighted average number of common shares outstanding used in loss per share for the period (denominator)	32,032,500	32,032,500

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATIONS

SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS

When used in this report, the words "may," "will," "expect," "anticipate," "continue," "estimate," "project," "intend," and similar expressions are intended to identify forward-looking statements within the meaning of Section 27a of the Securities Act of 1933 and Section 21e of the Securities Exchange Act of 1934 regarding events, conditions, and financial trends that may affect the Company's future plans of operations, business strategy, operating results, and financial position. Persons reviewing this report are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and that actual results may differ materially from those included within the forward-looking statements as a result of various factors. Such factors are discussed under the "Item 2. Management's Discussion and Analysis of Financial Condition or Plan of Operations," and also include general economic factors and conditions that may directly or indirectly impact the Company's financial condition or results of operations.

History

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

On March 30, 2006, pursuant to an Agreement and Plan of Reorganization dated March 15, 2006 by and among Dolphin Productions, Inc., a Nevada corporation (the “Company”) and Innocom Technology Holdings Limited a British Virgin Islands corporation (“Innocom”) and certain shareholders of Innocom, the Company acquired 100% of Innocom’s issued and outstanding common stock making Innocom a wholly owned subsidiary of the Company. As a result, the Company, which previously had no material operations has acquired the business of Innocom.

Our Business

We are a leading mobile communication technology company in China. We have two principal business lines; mobile phone handset design and trading of mobile phone handsets and components. We provide customized mobile phone design services to licensed manufacturers in China. Our services include hardware system design based on chipsets such as integrated circuits sourced from external suppliers, application software design and mobile phone handset casing design. In addition to design services, we provide sourcing of mobile phone handsets and components for customers on a wholesale basis.

We currently have two major revenue streams. Revenues are derived from providing total mobile phone handset design solutions to a client. This revenue stream is negotiated on a project by project basis. We also earn royalty fees when a client begins commercial production of handsets we have designed. The royalty is levied on either each printed circuit board shipped or charged on a lump sum basis.

In China, manufacturing of mobile phone handsets is a regulated industry with limited number of licensed manufacturers of mobile handsets. In order to lower cost and launch new models in a timely manner for competition, major licensed manufacturers will outsource the design of new precuts to independent design houses. They may or may not outsource the manufacturing process to electronic manufacturing services (“EMS”) providers. The licensed manufacturers then sell the final products under their own brand name in the Chinese retail market. Our clients are the licensed mobile handset manufacturers.

We plan to expand our existing mobile phone handset design services by increasing our number of staff in the product development department; work with existing customers to launch mobile phone handsets on our design platform to generate royalty income; cooperate with telecom operators in specifically designed mobile phone handsets for launch in the market; and expand our coverage to work with first and second tier licensed mobile phone manufacturers in China. We also plan to expand the sourcing of mobile phone handsets and components in both China and the overseas markets.
Competition

Competition in the mobile handset design market is keen and fragmented. We face competition mainly from other independent mobile handset design houses in China, including Beijing Techfaith, Longcheer Holdings and Shanghai Simcom.

We compete with these companies by striving to provide higher quality services in the following aspects:

-	Ability to help customers identify and/or forecast the trend of mobile handsets.
-	Technological capacity.
-	Comprehensive and total solution services.
-	Ability to rapidly complete a design.
-	Cost effectiveness.
-	Product quality and reliability in both hardware and software functionality.

Suppliers

Key technologies - The key technologies we adopt for mobile handset design are from third-party licensors. These licenses are typically non-exclusive under royalty-accruing or paid-up contract basis.

Components and mobile handsets - We rely on third party suppliers for manufacturing the modules and components as well as complete handsets.

There are many manufacturers of mobile handsets and components in China. We believe we will be able to find substitutes within a short period of time in case any of its current suppliers fails to perform.

Research and Development

We have a strong R & D team with expertise in both the hardware and software design for mobile handsets:

Hardware design. We are capable of developing new mobile handsets on different modules and chips platforms.

Software design. We are capable of designing software for various application layers, including exchange function for man-machine interface (MMI), drivers for LCD display, camera, polyphonic ringing tones, MP3, MMS, WAP and e-mail.

Customers

Our customers include major mobile handset brand owners in China, such as TCL, CECT, Cosun Communications, Panda Communications and Zhejiang Holley Communication Group Co., Ltd.

We generate our revenue from three main sources:

-	Design fees.
-	Royalty charged for each unit of mobile handset the customers produce based on the volume of production.
-	Sale of complete mobile handsets.

Facilities

We do not own any land and building. We currently rent a 1300 square meters office in Beijing, the PRC for our research and development, production and marketing of mobile phone handsets.

Employees

We currently have 83 employees, including 40 in research and development, 11 in sales and marketing, 13 in administration and management, and 19 in technical support and others.

RISK FACTORS

Set forth below is a description of factors that may affect our business, results of operations and share price from time to time.

Our sales and profitability depend on the continued growth of the mobile communications industry as well as the growth of the new market segments within that industry in which we have recently invested. If the mobile communications industry does not grow as we expect, or if the new market segments on which we have chosen to focus and in which we have recently invested grow less than expected, or if new faster-growing market segments emerge in which we have not invested, our sales and profitability may be adversely affected.

Our business depends on continued growth in mobile communications in terms of the number of existing mobile subscribers who upgrade or simply replace their existing mobile devices, the number of new subscribers and increased usage. As well, our sales and profitability are affected by the extent to which there is increasing demand for, and development of, value-added services, leading to opportunities for us to successfully market mobile devices that feature these services. These developments in our industry are to a certain extent outside of our control. For example, we are dependent on operators in highly penetrated markets to successfully introduce services that cause a substantial increase in usage of voice and data. Further, in order to support a continued increase in mobile subscribers in certain low-penetration markets, we are dependent on operators to increase their sales volumes of lower-cost mobile devices and to offer affordable tariffs. If operators are not successful in their attempts to increase subscriber numbers, stimulate increased usage or drive replacement sales, our business and results of operations could be materially adversely affected.

Our industry continues to undergo significant changes. First, the mobile communications, information technology, media and consumer electronics industries are converging in some areas into one broader industry leading to the creation of new mobile devices, services and ways to use mobile devices. Second, while participants in the mobile communications industry once provided complete products and solutions, industry players are increasingly providing specific hardware and software layers for products and solutions. As a result of these changes, new market segments within our industry have begun to emerge and we have made significant investments in new business opportunities in certain of these market segments, such as smartphones, imaging, games, music and enterprise mobility infrastructure. However, a number of the new market segments in the mobile communications industry are still in early states of their development, and it may be difficult for us to accurately predict which new market segments are the most advantageous for us to focus on. As a result, if the segments on which we have chosen to focus grow less than expected, we may not receive a return on our investment as soon as we expect, or at all. We may also forego growth opportunities in new market segments of the mobile communications industry on which we do not focus.

Our results of operations, particularly our profitability, may be adversely affected if we do not successfully manage price erosion related to our products.

In the future, if, for competitive reasons, we need to lower the selling prices of certain of our products and if we cannot lower our costs at the same rate or faster, this may have a material adverse effect on our business and results of operations, particularly our profitability. To mitigate the impact of mix shifts on our profitability, we implement product segmentation with the aim of designing appropriate features with an appropriate cost basis for each customer segment. Likewise, we endeavor to mitigate the impact on our profitability of price erosion of certain features and functionalities by seeking to correctly time the introduction of new products, in order to align such introductions with declines in the prices of relevant components. We cannot predict with any certainty whether or to what extent we may need to lower prices for competitive reasons again and how successful we will be in aligning our cost basis to the pricing at any given point in time. Price erosion is a normal characteristic of the mobile devices industry, and the products and solutions offered by us are also subject to natural price erosion over time. If we cannot reduce our costs at the same rate, our business may be materially adversely affected. Although we may take actions to mitigate price erosion, such as strengthening the Company brand in order to support a price premium over certain of our competitors, there can be no assurance that we will be successful in this regard.

We must develop or otherwise acquire complex, evolving technologies to use in our business. If we fail to develop these technologies or to successfully commercialize them as new advanced products and solutions that meet customer demand, or fail to do so on a timely basis, it may have a material adverse effect on our business, our ability to meet our targets and our results of operations.

In order to succeed in our markets, we believe that we must develop or otherwise acquire complex, evolving technologies to use in our business. However, the development and use of new technologies, applications and technology platforms for our mobile devices involves time, substantial costs and risks both within and outside of our control. This is true whether we develop these technologies internally, by acquiring or investing in other companies or through collaboration with third parties.

The technologies, functionalities and features on which we choose to focus may not achieve as broad or timely customer acceptance as we expect. This may result from numerous factors including the availability of more attractive alternatives or a lack of sufficient compatibility with other existing technologies, products and solutions. Additionally, even if we do select the technologies, functionalities and features that customers ultimately want, we or the companies that work with us may not be able to bring them to the market at the right time.

Furthermore, as a result of ongoing technological developments, our products and solutions are increasingly used together with components or layers that have been developed by third parties, whether or not the Company has authorized their use with our products and solutions. However, such components, such as batteries, or layers, such as software applications, may not be compatible with our products and solutions and may not meet our and our customers' quality, safety or other standards. As well, certain components or layers that may be used with our products may enable our products and solutions to be used for objectionable purposes, such as to transfer content that might be hateful or derogatory. The use of our products and solutions with incompatible or otherwise substandard components or layers, or for purposes that are inappropriate, is largely outside of our control and could harm the Company brand.

We need to understand the different markets in which we operate and meet the needs of our customers, which include mobile network operators, distributors, independent retailers and enterprise customers. We need to have a competitive product portfolio, and to work together with our operator customers to address their needs. Our failure to identify key market trends and to respond timely and successfully to the needs of our customers may have a material adverse impact on our market share, business and results of operations.

We serve a diverse range of customers, ranging from mobile network operators, distributors, independent retailers to enterprise customers, across a variety of markets. In many of these markets, the mobile communications industry is at different stages of development, and many of these markets have different characteristics and dynamics, for example, in terms of mobile penetration rates and technology, feature and pricing preferences. Establishing and maintaining good relationships with our customers and understanding trends and needs in their markets require us to constantly obtain and evaluate a complex array of feedback and other data. We must do this efficiently in order to be able to identify key market trends and address our customers' needs proactively and in a timely manner. If we fail to analyze correctly and respond timely and appropriately to customer feedback and other data, our business may be materially adversely affected.

Certain mobile network operators require mobile devices to be customized to their specifications, by requesting certain preferred features, functionalities or design, together with co-branding with the network operator's brand. We believe that customization is an important element in gaining increased operator customer satisfaction and we are working together with operators on product planning as well as accelerating product hardware and software customization programs. These developments may result in new challenges as we provide customized products, such as the need for us to produce mobile devices in smaller lot sizes, which can impede our economies of scale, or the potential for the erosion of the Company brand, which we consider to be one of our key competitive advantages.

In order to meet our customers' needs, we need to introduce new devices on a timely basis and maintain a competitive product portfolio. For the Company, a competitive product portfolio means a broad and balanced offering of commercially appealing mobile devices with attractive features, functionality and design for all major user segments and price points. If we do not achieve a competitive portfolio, we believe that we will be at a competitive disadvantage, which may lead to lower revenue and lower profits.

The competitiveness of our portfolio is also influenced by the value of the Company brand. A number of factors, including actual or even alleged defects in our products and solutions, may have a negative effect on our reputation and erode the value of the Company brand.

Competition in our industry is intense. Our failure to respond successfully to changes in the competitive landscape may have a material adverse impact on our business and results of operations.

The markets for our products and solutions are intensely competitive. Industry participants compete with each other mainly on the basis of the breadth and depth of their product portfolios, price, operational and manufacturing efficiency, technical performance, product features, quality, customer support and brand recognition. We are facing increased competition from both our traditional competitors in the mobile communications industry as well as a number of new competitors, particularly from countries where production costs tend to be lower. Some of these competitors have used, and we expect will continue to use, more aggressive pricing strategies, different design approaches and alternative technologies than ours. In addition, some competitors have chosen a strategy of focusing on productization based on commercially available technologies and components, which may enable them to introduce products faster and with lower levels of research and development spending than the Company.

As a result of developments in our industry, we also expect to face new competition from companies in related industries, such as consumer electronics manufacturers and business device and solution providers, including but not limited to Dell, HP, Microsoft, Nintendo, Palm, Research in Motion and Sony. Additionally, because mobile network operators are increasingly offering mobile devices under their own brand, we face increasing competition from non-branded mobile device manufacturers. If we cannot respond successfully to these competitive developments, our business and results of operations may be materially adversely affected.

Reaching our sales, profitability, volume and market share targets depends on numerous factors. These include our ability to offer products and solutions that meet the demands of the market and to manage the prices and costs of our products and solutions, our operational efficiency, the pace of development and acceptance of new technologies, our success in the business areas that we have recently entered, and general economic conditions. Depending on those factors, some of which we may influence and others of which are beyond our control, we may fail to reach our targets and we may fail to provide accurate forecasts of our sales and results of operations.

A variety of factors discussed throughout these Risk Factors could affect our ability to reach our targets and give accurate forecasts. Although, we can influence some of these factors, some of them depend on external factors that are beyond our control. In our mobile device businesses, we seek to maintain healthy levels of sales and profitability through offering a competitive portfolio of mobile devices, growing faster than the market, working to improve our operational efficiency, controlling our costs, and targeting timely and successful product introductions and shipments. The quarterly and annual sales and operating results in our mobile device businesses also depend on a number of other factors that are not within our control. Such factors include the global growth in mobile device volumes, which is influenced by, among other factors, regional economic factors, competitive pressures, regulatory environment, the timing and success of product and service introductions by various market participants, including network operators, the commercial acceptance of new mobile devices, technologies and services, and operators' and distributors' financial situations. Our sales and operating results are also impacted by fluctuations in exchange rates and at the quarterly level by seasonality. In developing markets, the availability and cost, through affordable tariffs, of mobile phone service compared with the availability and cost of fixed line networks may also impact volume growth.

In our mobile networks business, we also seek to maintain healthy levels of sales and profitability and try to grow faster than the market. Our networks business's quarterly and annual net sales and operating results can be affected by a number of factors, some of which we can influence, such as our operational efficiency, the level of our research and development investments and the deployment progress and technical success we achieve under network contracts. Other relevant factors include operator investment behavior, which can vary significantly from quarter to quarter, competitive pressures and general economic conditions although these are not within our control.

The new business areas that we have entered may be less profitable than we currently foresee, or they may generate more variable operating results than we currently foresee. We expect to incur short-term operating losses in certain of these new business areas given our early stage investments in research and development and marketing in particular. Also our efforts in managing prices and costs in the long-term, especially balancing prices and volumes with research and development costs, may prove to be inadequate.

Although we may announce forecasts of our results of operations, uncertainties affecting any of these factors, particularly during difficult economic conditions, render our forecasts difficult to make, and may cause us not to reach the targets that we have forecasted, or to revise our estimates.

Our sales and results of operations could be adversely affected if we fail to efficiently manage our manufacturing and logistics without interruption, or fail to ensure that our products and solutions meet our and our customers' quality, safety and other requirements and are delivered in time.

Our manufacturing and logistics are complex, require advanced and costly equipment and include outsourcing to third parties. These operations are continuously modified in an effort to improve manufacturing efficiency and flexibility. We may experience difficulties in adapting our supply to the demand for our products, ramping up or down production at our facilities, adopting new manufacturing processes, finding the most timely way to develop the best technical solutions for new products, or achieving manufacturing efficiency and flexibility, whether we manufacture our products and solutions ourselves or outsource to third parties. Such difficulties may have a material adverse effect on our sales and results of operations and may result from, among other things: delays in adjusting or upgrading production at our facilities, delays in expanding production capacity, failure in our manufacturing and logistics processes, failures in the activities we have outsourced, and interruptions in the data communication systems that run our operations. Also, a failure or an interruption could occur at any stage of our product creation, manufacturing and delivery processes, resulting in our products and solutions not meeting our and our customers' quality, safety and other requirements, or being delivered late, which could have a material adverse effect on our sales, our results of operations and reputation and the value of the Company brand.

We depend on our suppliers for the timely delivery of components and for their compliance with our supplier requirements, such as, most notably, our and our customers' product quality, safety and other standards. Their failure to do so could adversely affect our ability to deliver our products and solutions successfully and on time.

Our manufacturing operations depend to a certain extent on obtaining adequate supplies of fully functional components on a timely basis. Our principal supply requirements are for electronic components, mechanical components and software, which all have a wide range of applications in our products. Electronic components include integrated circuits, microprocessors, standard components, memory devices, cameras, displays, batteries and chargers while mechanical components include covers, connectors, key mats and antennas. In addition, a particular component may be available only from a limited number of suppliers. Suppliers may from time to time extend lead times, limit supplies or increase prices due to capacity constraints or other factors, which could adversely affect our ability to deliver our products and solutions on a timely basis. Moreover, even if we attempt to select our suppliers and manage our supplier relationships with scrutiny, a component supplier may fail to meet our supplier requirements, such as, most notably, our and our customers' product quality, safety and other standards, and consequently some of our products are unacceptable to us and our customers, or we may fail in our own quality controls. Moreover, a component supplier may experience delays or disruption to its manufacturing, or financial difficulties. Any of these events could delay our successful delivery of products and solutions, which meet our and our customers' quality, safety and other requirements, or otherwise adversely affect our sales and our results of operations. Also, our reputation and brand value may be affected due to real or merely alleged failures in our products and solutions.

We are developing a number of our new products and solutions together with other companies. If any of these companies were to fail to perform, we may not be able to bring our products and solutions to market successfully or in a timely way and this could have a material adverse impact on our sales and profitability.

We continue to invite the providers of technology, components or software to work with us to develop technologies or new products and solutions. These arrangements involve the commitment by each company of various resources, including technology, research and development efforts, and personnel. Although the target of these arrangements is a mutually beneficial outcome for each party, our ability to introduce new products and solutions that meet our and our customers' quality, safety and other standards successfully and on schedule could be hampered if, for example, any of the following risks were to materialize: the arrangements with the companies that work with us do not develop as expected, the technologies provided by the companies that work with us are not sufficiently protected or infringe third parties' intellectual property rights in a way that we cannot foresee or prevent, the technologies, products or solutions supplied by the companies that work with us do not meet the required quality, safety and other standards or customer needs, our own quality controls fail, or the financial standing of the companies that work with us deteriorates.

Our operations rely on complex and highly centralized information technology systems and networks. If any system or network disruption occurs, this reliance could have a material adverse impact on our operations, sales and operating results.

Our operations rely to a significant degree on the efficient and uninterrupted operation of complex and highly centralized information technology systems and networks, which are integrated with those of third parties. Any failure or disruption of our current or future systems or networks could have a material adverse effect on our operations, sales and operating results. Furthermore, any data leakages resulting from information technology security breaches could also adversely affect us.

All information technology systems are potentially vulnerable to damage or interruption from a variety of sources. We pursue various measures in order to manage our risks related to system and network disruptions, including the use of multiple suppliers and available information technology security. However, despite precautions taken by us, an outage in a telecommunications network utilized by any of our information technology systems, virus or other event that leads to an unanticipated interruption of our information technology systems or networks could have a material adverse effect on our operations, sales and operating results.

Our products and solutions include increasingly complex technology involving numerous new Our patented and other proprietary technologies, as well as some developed or licensed to us by certain third parties. As a consequence, evaluating the protection of the technologies we intend to use is more and more challenging, and we expect increasingly to face claims that we have infringed third parties' intellectual property rights. The use of increasingly complex technology may also result in increased licensing costs for us, restrictions on our ability to use certain technologies in our products and solution offerings, and/or costly and time-consuming litigation. Third parties may also commence actions seeking to establish the invalidity of intellectual property rights on which we depend.

Our products and solutions include increasingly complex technology involving numerous new Company patented and other proprietary technologies, as well as some developed or licensed to us by certain third parties. As the amount of such proprietary technologies needed for our products and solutions continues to increase, the number of parties claiming rights continues to increase and become more fragmented within individual products, and as the complexity of the technology and the overlap of product functionalities increases, the possibility of more infringement and related intellectual property claims against us also continues to increase. The holders of patents potentially relevant to our product and solution offerings may be unknown to us, or may otherwise make it difficult for us to acquire a license on commercially acceptable terms. There may also be technologies licensed to and relied on by us that are subject to infringement or other corresponding allegations or claims by others which could damage our ability to rely on such technologies.

In addition, although we endeavor to ensure that companies that work with us possess appropriate intellectual property rights or licenses, we cannot fully avoid risks of intellectual property rights infringement created by suppliers of components and various layers in our products and solutions or by companies with which we work in cooperative research and development activities. Similarly, we and our customers may face claims of infringement in connection with our customers' use of our products and solutions. Finally, as all technology standards, including those used and relied on by us, include some intellectual property rights, we cannot fully avoid risks of a claim for infringement of such rights due to our reliance on such standards. We believe that the number of third parties declaring their intellectual property to be relevant to these standards is increasing, which may increase the likelihood that we will be subject to such claims in the future.

Any restrictions on our ability to sell our products and solutions due to expected or alleged infringements of third party intellectual property rights and any intellectual property rights claims, regardless of merit, could result in material losses of profits, costly litigation, the payment of damages and other compensation, the diversion of the attention of our personnel, product shipment delays or the need for us to develop non-infringing technology or to enter into royalty or licensing agreements. If we were unable to develop non-infringing technology, or if royalty or licensing agreements were not available on commercially acceptable terms, we could be precluded from making and selling the affected products and solutions. As new features are added to our products and solutions, we may need to acquire further licenses, including from new and sometimes unidentified owners of intellectual property. The cumulative costs of obtaining any necessary licenses are difficult to predict and may over time have a negative effect on our operating results.

In addition, other companies may commence actions seeking to establish the invalidity of our intellectual property, for example, patent rights. In the event that one or more of our patents are challenged, a court may invalidate the patent or determine that the patent is not enforceable, which could harm our competitive position. If any of our key patents are invalidated, or if the scope of the claims in any of these patents is limited by a court decision, we could be prevented from licensing the invalidated or limited portion of our intellectual property rights. Even if such a patent challenge is not successful, it could be expensive and time consuming, divert management attention from our business and harm our reputation. Any diminution of the protection that our own intellectual property rights enjoy could cause us to lose some of the benefits of our investments in R&D, which may have a negative effect on our results of operations.

If we are unable to recruit, retain and develop appropriately skilled employees, we may not be able to implement our strategies and, consequently, our results of operations may suffer.

We must continue to recruit, retain and through constant competence training develop appropriately skilled employees with a comprehensive understanding of our businesses and technologies. As competition for skilled personnel remains keen, we seek to create a corporate culture that encourages creativity and continuous learning. We are also continuously developing our compensation and benefit policies and taking other measures to attract and motivate skilled personnel. Nevertheless, we have encountered in the past, and may encounter in the future, shortages of appropriately skilled personnel, which may hamper our ability to implement our strategies and harm our results of operations.

The global networks business relies on a limited number of customers and large multi-year contracts. Unfavorable developments under such a contract or in relation to a major customer may affect our sales, our results of operations and cash flow adversely.

Large multi-year contracts, which are typical in the networks industry, include a risk that the timing of sales and results of operations associated with these contracts will be different than expected. Moreover, they usually require the dedication of substantial amounts of working capital and other resources, which impacts our cash flow negatively. Any non-performance by us under these contracts may have significant adverse consequences for us because network operators have demanded and may continue to demand stringent contract undertakings such as penalties for contract violations.

Our sales derived from, and assets located in, emerging market countries may be adversely affected by economic, regulatory and political developments in those countries. As sales from these countries represent an increasing portion of our total sales, economic or political turmoil in these countries could adversely affect our sales and results of operations. Our investments in emerging market countries may also be subject to other risks and uncertainties.

We generate sales from and have invested in various emerging market countries. As sales from these countries represent an increasing portion of our total sales, economic or political turmoil in these countries could adversely affect our sales and results of operations. Our investments in emerging market countries may also be subject to risks and uncertainties, including unfavorable taxation treatment, exchange controls, challenges in protecting our intellectual property rights, nationalization, inflation, incidents of terrorist activity, currency fluctuations, or the absence of, or unexpected changes in, regulation as well as other unforeseeable operational risks.

Allegations of health risks from the electromagnetic fields generated by base stations and mobile devices, and the lawsuits and publicity relating to them, regardless of merit, could affect our operations negatively by leading consumers to reduce their use of mobile devices or by causing us to allocate monetary and personnel resources to these issues.

There has been public speculation about possible health risks to individuals from exposure to electromagnetic fields from base stations and from the use of mobile devices. While a substantial amount of scientific research conducted to date by various independent research bodies has indicated that these radio signals, at levels within the limits prescribed by public health authority safety standards and recommendations, present no adverse effect to human health, we cannot be certain that future studies, irrespective of their scientific basis, will not suggest a link between electromagnetic fields and adverse health effects that would adversely affect our sales and share price. Research into these issues is ongoing by government agencies, international health organizations and other scientific bodies in order to develop a better scientific and public understanding of these issues.

Although the Company products and solutions are designed to meet all relevant safety standards and recommendations globally, no more than a perceived risk of adverse health effects of mobile communications devices could adversely affect us through a reduction in sales of mobile devices or increased difficulty in obtaining sites for base stations, and could have a negative effect on our reputation and brand value as well as harm our share price.

Changes in various types of regulation in countries around the world could affect our business adversely.

Our business is subject to direct and indirect regulation in each of the countries in which we, the companies with which we work or our customers do business. As a result, changes in various types of regulations applicable to current or new technologies, products or services could affect our business adversely. For example, it is in our interest that the Federal Communications Commission maintains a regulatory environment that ensures the continued growth of the wireless sector in the United States. In addition, changes in regulation affecting the construction of base stations and other network infrastructure could adversely affect the timing and costs of new network construction or expansion and the commercial launch and ultimate commercial success of these networks.

Moreover, the implementation of new technological or legal requirements, such as the requirement in the United States that all handsets must be able to indicate their physical location, could impact our products and solutions, manufacturing or distribution processes, and could affect the timing of product and solution introductions, the cost of our production, products or solutions as well as their commercial success. Finally, export control, tariff, environmental, safety and other regulation that adversely affects the pricing or costs of our products and solutions as well as new services related to our products could affect our net sales and results of operations. The impact of these changes in regulation could affect our business adversely even though the specific regulations do not always directly apply to us or our products and solutions.

Results of Operations for the Three-Month Periods Ended March 31, 2006 and 2005

Net sales, gross profit and gross profit margin. Below is the summary of operations with different business segments, in design and solution provision for mobile phone and trading of mobile phone and related components respectively, for the three months ended March 31, 2006 and March 31, 2005.

	Three months ended March 31,
	2006	2005
	$	$
Net revenue
Design and solution provision for mobile phone	133,153	85,093
Trading of mobile phone and related components	10,374,163	4,797,177

	10,507,316	4,882,270

Gross profit
Design and solution provision for mobile phone	133,153	(81)
Trading of mobile phone and related components	1,121,346	1,476,982

	1,254,499	1,476,901

Gross profit (loss) ratio
Design and solution provision for mobile phone	100.00%	(0.095%)
Trading of mobile phone and related components	10.81%	30.79%

	11.94%	30.25%

Trading of mobile phone is further analyzed in accordance with trade items as below.

	Three months ended March 31,
	2006	2005
	$	$
Net revenue
Handsets	3,310,088	4,797,177
Integrated circuit board	5,576,538	-
Liquid crystal display module	1,487,735	-

	10,374,163	4,797,177

Gross profit
Handsets	903,054	1,476,982
Integrated circuit board	165,728	-
Liquid crystal display module	52,565	-

	1,121,346	1,476,982

Gross profit ratio
Handsets	27.28%	30.79%
Integrated circuit board	2.97%	-
Liquid crystal display module	3.53%	-

	10.81%	30.79%

Design and solution provision for mobile phone. We sustained only $133,153 sales for design and solution provision for the three months ended March 31, 2006, a 56.5% increase as compared with prior period. Such low turnover is attributable to low season period.

The peak season for retail sales of mobile phone in the PRC starts from the fourth quarter of each year to Chinese New Year which falls either in January or February of next year. For a new mobile phone model, product design is the first stage of whole production process. Thus, second half of each year is the peak season of our design division and we would have completed our design contracts of the year in December. January to May of each year is the low season for our design division.

Our gross margins of design services is cost plus profit margin and vary from contact to contact as a result of various reasons including relative mix of our services and products and terms at which we offer to customers. During the low reason, we would accept those low profit margin contacts that could absorb our direct labor cost. Thus, we recorded a minimal gross loss for the three months ended March 31, 2005.

During the three months ended March 31, 2006, we enjoy 100% gross profit ratio as we have obtained a design contract that we can use our existing design with minimal modification.

Trading of mobile phone handsets and components. During the three months ended March 31, 2006, sale increased by approximately 116.3% from $4,797,177 to $10,374,163 relative to the prior period as we commence trading of liquid crystal display module components and spare parts in May 2005, the gross profit margin of which is lower than complete set of mobile phone.

We have a shorter peak season by almost three weeks for the three months ended March 31, 2006 as current Chinese New Year falls in January 2006. As a result, our trading turnover for mobile phone handsets for the three months ended March 31, 2006 has dropped by 31% as compared with last period. The shortened peak season period and lower profit margin of components trading have made the effective gross profit margin for trading of mobile phone and related components drop from 30.79% in 2005 to 10.81% in 2006.

Net Income. Net income decreased by 14.39% from $1,014,961 in 2005 to $868,866 in 2006. The decrease is attributable to the peak season being shortened by Chinese New Year falling in January 2006.

Liquidity and Capital Resources

As of March 31, 2006, the Company had on hand cash of $23,769, total current assets of $10,847,989 and plant and equipments of $720,169. It owed $3,367,599 in current liabilities and $2,838,569 in long term liabilities.

During the three months ended March 31, 2006, the Company has issued 32,162,500 shares to acquire entire interest in Innocom Technology Holdings Limited at net book of $5,361,990. The principal activities of Innocom Technology Holdings Limited are provision of design and solution for mobile phone, and trading of mobile phone and related components.

Net cash flow used in financing activities was nil for the three months ended March 31, 2006.

ITEM 3. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. Based on the evaluation of our disclosure controls and procedures (as defined in Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e) required by Securities Exchange Act Rules 13a-15(b) or 15d-15(b), our Chief Executive Officer and our Chief Financial Officer have concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective.

(b) Changes in internal controls. There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In connection with the closing of our acquisition of Innocom, on March 30, 2006, we issued 32,162,500 shares of our voting common stock, par value $0.001 per share, (“Common Stock”), to the former holders of common stock of Innocom. No underwriters were involved in the acquisition described herein. The securities were issued to Innocom’s stockholders in reliance upon the exemption from the registration requirements of the Securities Act, as set forth in Section 4(2) under the Securities Act and Rule 506 of Regulation D promulgated thereunder relating to sales by an issuer not involving any public offering, to the extent an exemption from such registration was required. The purchasers represented to us in connection with their purchase that they were accredited investor and were acquiring the shares for investment and not distribution, that they could bear the risk of the investment and could hold the securities for an indefinite period of time.

All the purchasers received written disclosures that the securities had not been registered under the Securities Act and that any resale must be made pursuant to a registration or an available exemption from such registration. The sales of these securities were made without general solicitation or advertising.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Reports on Form 8-K

Date	Items Reported
4-4-06	2.01, 5.01, 5.02, 9.01

3-30-06	8.01

3-20-06	1.01

Exhibits

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-B.

Exhibit No.	Title of Document	Location
31.1	Certification of the Principal Executive Officer/Principal Financial Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002	Attached

32.1	Certification of the Principal Executive Officer/Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*	Attached

* The Exhibit attached to this Form 10-QSB shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934 (the "Exchange Act") or otherwise subject to liability under that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as expressly set forth by specific reference in such filing.

SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DOLPHIN PROUCTIONS, INC.

Date: May 15, 2006	By: /s/ William Yan Sui Hui
William Yan Sui Hui
Chief Executive Officer and
Chief Financial Officer