Form 10QSB
period 2006-06-30
INNOCOM TECHNOLOGY HOLDINGS, INC.
filed 2006-08-18
CIK 1076541

OMB APPROVAL OMB Number: 3235-0416 Expires: March 31, 2007 Estimated average burden Hours per response….182
UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-QSB

 (Mark One)

☒

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

☐

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ______________ to _____________

Commission file number 0-50164

INNOCOM TECHNOLOGY HOLDINGS, INC.

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

As of August 7, 2006 there were 33,103,342 shares of $.001 par value common stock issued and outstanding

Transitional Small Business Disclosure Format (Check one):  Yes ☐    No ☒

SEC2334(9-05)

Persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

FORM 10-QSB

INNOCOM TECHNOLOGY HOLDINGS, INC.

INDEX

		Page
PART I.	Financial Information

Item 1.  Unaudited Financial Statements

Balance Sheets – June 30, 2006 and September 30, 2005

Unaudited Condensed Statements of Operations for the Three Months Ended

June 30, 2006 and 2005, and for the Cumulative period Through June 30, 2006

Unaudited Condensed Statements of Cash Flows for the Three Months Ended

June 30, 2006 and 2005, and for the Cumulative period Through June 30, 2006

Notes to Unaudited Financial Statements

Item 2.  Management’s Discussion and Analysis of Financial Condition or

Plan of Operation

Item 3.  Controls and Procedures

		3 3 4 5 – 6 7 – 11 12 – 23 22
PART II.	Other Information Item 2. Unregistered Sales of Equity Securities and Use of Proceeds Item 4. Submission of Matters to a Vote of Security Holders Item 6. Exhibits and Reports on Form 8-K	22 22 22 23
	Signatures	23

PART I.  FINANCIAL INFORMATION

ITEM  1.  Financial Statements (unaudited)

INNOCOM TECHNOLOGY HOLDINGS, INC.

[A Development Stage Company]

UNAUDITED CONDENSED BALANCE SHEETS

	June 30, 2006	September 30, 2005
	$	$
ASSETS
Current assets
Cash and cash equivalents	21,460	10,683
Accounts receivable	11,244,370	-
Inventories	712,475	-
Advances to suppliers	188,351	-
Other receivables	70,841	-

Total current assets	12,237,497	10,683
Plant and equipment, net	665,359	-

TOTAL ASSETS	12,902,856	10,683

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities
Accounts payable	196,701	-
Receipt in advances	414,017	-
Accrued liabilities	30,106	-
Other payables	1,690,873	-
Taxes payable	1,277,810	159

Total current liabilities	3,609,507	159
Advance from a related party	2,838,569	-

TOTAL LIABILITIES	6,448,076	159

STOCKHOLDER’S EQUITY
Common stock	32,933	770
Accumulated other comprehensive income	5,385,057	55230
Retained deficits	1,036,790	(45,476)

Total stockholder’s equity	6,454,780	10,524

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	12,902,856	10,683

The accompanying notes are an integral part of these financial statements.

INNOCOM TECHNOLOGY HOLDINGS, INC.

[A Development Stage Company]

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

					From Inception
	For the Three		For the Nine		on June 26,
	Months Ended		Months Ended		1998 Through
	June 30,		June 30,		June 30,
	2006	2005	2006	2005	2006
	$	$	$	$	$

REVENUE	12,091,285	113	12,091,285	788	12,130,376

COST OF GOODS SOLD	10,555,184	-	10,555,184	-	10,555,484

GROSS PROFIT	1,536,101	-	1,536,101	-	1,574,892

EXPENSES:
Selling	127,949	-	127,949	-	132,510
General and administrative	74,140	934	84,664	5,236	164,062

Total Expenses	202,089	934	212,613	5,236	296,572

PROFIT (LOSS) BEFORE
OTHER INCOME (EXPENSE)	1,334,012	(821)	1,323,488	(4,448)	1,278,320

OTHER INCOME (EXPENSE)
Interest revenue	-	11	-	11	11
Interest expense	(7)	-	(7)	-	(32)

Total Other Income (Expense)	(7)	11	(7)	11	(21)

PROFIT (LOSS) BEFORE
INCOME TAXES	1,334,005	(810)	1,323,481	(4,437)	1,278,299

CURRENT TAX EXPENSE
(BENEFIT)	240,582	-	240,582	-	240,876

DEFERRED TAX EXPENSE
(BENEFIT)	-	-	-	-	-

NET PROFIT (LOSS)	1,093,423	(810)	1,082,899	(4,437)	1,037,423

EARNINGS (LOSS) PER
COMMON SHARE	0.033	(.00)	0.033	(.01)	0.032

The accompanying notes are an integral part of these financial statements.

INNOCOM TECHNOLOGY HOLDINGS, INC.

[A Development Stage Company]

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

			From Inception
	For the Nine		on June 26,
	Months Ended		1998 Through
	June 30,		June 30,
	2006	2005	2006
	$	$	$
Cash Flows from Operating Activities:
Net profit (loss)	1,323,381	(4,437)	1,278,299
Adjustments to reconcile net profit (loss) to net cash
used by operating activities:
Depreciation and amortization	54,810	-	54,810
Non-cash expense for services rendered	-	-	5,000
Changes in assets and liabilities:
Decrease in income taxes receivable	-	(730)	-
Increase in accounts receivable	(1,514,001)	-	(1,514,001)
Increase in inventories	(465,864)	-	(465,864)
Increase in advances to suppliers	(1,136)	-	(1,136)
Decrease in other receivable	589,184	-	589,184
Increase (decease) in accounts payable	(29,982)	(834)	(29,982)
Decrease in receipts in advances	(41,184)	-	(41,184)
Increase (decrease) in Utah sales tax payable	(159)	52	-
Increase (decrease) in accrued expenses	(67,289)	-	(67,289)
Increase in other payable	139,881	-	139,881
Decrease in accrued payroll taxes	-	(2,994)	-

Net Cash (Used) by Operating Activities	(12,359)	(7,483)	(52,282)

Cash Flows from Investing Activities
Acquisition of subsidiary companies (net of acquired
cash)	23,769	-	23,769

Net Cash Provided by Investing Activities	23,769	-	23,769

Cash Flows from Financing Activities:
Proceeds from issuance of common stock	-	-	51,000

Net Cash Provided by Financing Activities	-	-	51,000

Net Increase (Decrease) in Cash and Cash Equivalents	11,410	(7,483)	22,487

Effect of foreign exchange translation on
cash and cash equivalents	(633)	-	(1,027)

Cash and Cash Equivalents at Beginning of Period	10,683	21,002	-

Cash and Cash Equivalents at End of Period	21,460	13,519	21,460

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	7	-	32
Income taxes	-	-	-

The accompanying notes are an integral part of these financial statements.

Supplemental Schedule of Non-cash Investing and Financing Activities:

For the nine months ended June 30, 2006, the Company issued 32,162,500 to acquire entire increase in Innocom Technology Holdings Limited. The effect of net assets acquired is summarized as below

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

For the nine months ended June 30, 2005:

None

The accompanying notes are an integral part of these financial statements.

INNOCOM TECHNOLOGY HOLDINGS, INC.

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

Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2006 and 2005 and for the periods then ended have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s September 30, 2005 audited financial statements.  The results of operations for the periods ended June 30, 2006 and 2005 are not necessarily indicative of the operating results for the full year.

Fiscal Year - The Company’s fiscal year-end is September 30th.

Consolidation – The consolidated financial statements include the accounts of the Company and its subsidiaries (the Group). Significant intercompany transactions have been eliminated in consolidation. Investments in which the company has a 20 percent to 50 percent voting interest and where the company exercises significant influence over the investee are accounted for using the equity method.

As of June 30, 2006, the particulars of the subsidiaries are as follows:

	Place of	Date of	Attributable	Issued
Name of company	incorporation	incorporation	equity interest %	capital

Innocom Technology Holdings	British Virgin	July 12,	100	US$1
Limited	Islands	2005

Chinarise Capital	British Virgin	January 28,	100	US$1
(International) Limited (CCIL)	Islands	2003

Next Giant International	British Virgin	August 5,	100	US$1
Limited	Islands	2004

Beijing Unismobile	People’s	September 11,	100	RMB20,000,000
Communication Technology	Republic of	2002
Co., Ltd.(BUCTCL)	China

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

Inventories – Inventories are stated at the lower of cost or market with cost determined on a first-in, first-out basis.

During the reporting year, the Group did not make any allowances for inventories.

Foreign currency translation – The Group maintains its financial statements in the functional currency. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency at rates of exchange prevailing at the balance sheet dates. Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transaction. Exchange gains or losses arising from foreign currency transactions are included in the determination of net income for the respective periods.

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

Impairment of assets – The Group’s policy is to periodically review and evaluate whether there has been a permanent impairment in the value of long-lived assets. Factors considered in the evaluation include current operating results, trends and anticipated undiscounted future cash flows. An impairment loss is recognized to the extent that the sum of undiscounted estimated future cash flows that is expected to result from the use of the asset, or other measure of fair value, is less than the carrying value.

During the reporting period, there was no impairment loss.

Financial instrument – The carrying amounts of all financial instruments approximate fair value. The carrying amounts of cash, accounts receivable, accounts payable and accrued liabilities approximate fair value due to the short-term nature of these items. The carrying amounts of borrowings approximate the fair value based on the Group’s expected borrowing rate for debt and similar remaining maturities and comparable risk.

Income tax – The Group uses the asset and liability method of accounting for income taxes whereby deferred taxes are determined based on the temporary differences between the financial statements and tax bases of assets and liabilities using enacted tax rates in effect in the year in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

Revenue recognition – Revenues are recognized upon shipment of product, at which time title of goods has been transferred to the buyer.

Concentration of credit risk – Concentration of credit risk is limited to accounts receivable and is subject to the financial conditions of major customers. The Group does not require collateral or other security to support accounts receivable. The Group conducts periodic reviews of its clients’ financial condition and customers’ payment practices to minimize collection risk on accounts receivable.

Cash and Cash Equivalents – The Company considers all highly liquid debt investments purchased with a maturity of three months or less to be cash equivalents.

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

Loss Per Share - The computation of loss per share is based on the weighted average number of shares outstanding during the period presented in accordance with Statement of Financial Accounting Standards No. 128, “Earnings Per Share” [See Note 5].

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

NOTE 3 - RELATED PARTY TRANSACTIONS

Management Compensation and Accrued Expenses - Salary expense to the President for the nine months ended  June 30, 2006 and 2005 amounted to $0 and $0, respectively.

Legal Services and Accrued Expenses - During the nine months ended June 30, 2006 and 2005, respectively, the Company’s president provided legal services of $0 and $0, respectively, to the Company.

NOTE 4 - INCOME TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes”.  SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carry forwards.  At June 30, 2006 the Company has available unused operating loss carry forwards of approximately $42,300, which may be applied against future taxable income and which expires in various years through 2025.

NOTE 5 – EARNINGS (LOSS) PER SHARE

The following data show the amounts used in computing earnings (loss) per share:

	For the three ended June 30,
	2006	2005
Net profit (loss) available to common shareholders (numerator)	1,093,423	(810)

Weighted average number of common shares outstanding used in loss per share for the period (denominator)	32,932,500	32,932,500

Dilutive earnings per share was not presented for the three months ended June 30, 2006 as the effect is immaterial.

NOTE 6 – ADDITIONAL INFORMATION

The following pro forma consolidated statement of operations is presented for illustrative purposes only and is not necessarily indicative revenue and results of the operations of the Group that actually would have been achieved has the acquisition been completed on January 1, 2006 (Three months ended March 31, 2005: January 2001, 2005).

PRO FORMA CONSOLIDATED STATEMENT OF OPERATIONS

FOR THE THREE ENDED JUNE 30, 2005

(Stated in US Dollars)

				Pro forma	Pro forma
	Company	Innocom		Adjustment	Consolidated
	$	$		$	$

Net sales	113	2,036,966		-	2,037,079
Cost of sales	-	(1,380,592)		-	(1,380,592)

Gross profit	113	656,374		-	656,487
Selling and distributing costs	-	(32,199)		-	(32,199)
Administrative and other operating expenses	(934)	(200,430)		-	(201,364)

Income (loss) from operations	(821)	423.745		-	422,924
Other income	-	-	-		-
Interest expenses, net	11	(44)		-	(33)

Income (loss) before taxes	(810)	423,701		-	422,891
Income taxes	-	(90,567)		-	(90,567)

Net income (loss)	(810)	333,134		-	332,324

Earnings per share					0.01

Notes:

a.

Income tax

The amount represents Hong Kong profits tax of 17.5% (2005: 17.5%) on the assessable profit of CCIL for the period.

BUCTCL is operating in the PRC and is eligible for tax holidays and concession and were exempted from the PRC income tax for the period.

b.

Earnings per share

For the three months ended June 30, 2005

Net profit available to common shareholders (numerator)	332,324

Weighted average number of common shares outstanding used in loss per share for the period (denominator)	32,932,500

ITEM  2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATIONS

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

History

Innocom Technology Holdings, Inc., (the "Company") was organized under the laws of the state of Nevada on June 26, 1998 under the name Dolphin Productions, Inc., The Company has provided musical and other performance services for concerts and public events.  During the fiscal year ended September 30, 2003, the Company determined to shift its emphasis away from the presentation of concerts and toward the Internet marketing of recorded music.  The Company has not presented live musical concerts during the last two fiscal years.  The Company owns the rights to the domain name "dolphinproductions.net."  The Company has encountered substantial competitive, legal, technological and financial obstacles to its entry into the business of marketing recorded music through the Internet.  The Company has not generated substantial revenues from Internet marketing of musical properties.

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

Results of Operations for the Three-Month Periods Ended June 30, 2006 and 2005

On March 30, 2006, the Company has issued 32,162,500 shares to acquire entire interest in Innocom Technology Holdings Limited at net book of $5,361,990. The principal activities of Innocom Technology Holdings Limited are provision of design and solution for mobile phone, and trading of mobile phone and related components.  Current period is the first reporting period of our mobile communication business after the acquisition.

Net Income.  Net income increased by 228.22% from $333,134 in 2005 to $1,093,423 in 2006.

Net sales, gross profit and gross profit margin. Below is the summary of operations with different business segments, in design and solution provision for mobile phone and trading of mobile phone and related components respectively, for the three months ended June 30, 2006 and June 30, 2005.

	Three months ended June 30,
	2006	2005
	$	$
Net revenue
- Design and solution provision for mobile phone	-	95,923
- Trading of mobile phone and related components	12,091,285	1,941,043
	12,091,285	2,036,966

Gross profit
- Design and solution provision for mobile phone	-	2,529
- Trading of mobile phone and related components	1,536,101	653,846
	1,536,101	656,375

Gross profit (loss) ratio
- Design and solution provision for mobile phone	-	2.64%
- Trading of mobile phone and related components	12.70%	33.69%
	12.70%	32.22%

Trading of mobile phone is further analyzed in accordance with trade items as below.

	Three months ended June 30,
	2006	2005
	$	$
Net revenue
- Handsets	1,961,043	1,941,043
- Integrated circuit board	10,130,242	-
	12,091,285	1,941,043

Gross profit
- Handsets	1,168,727	653,846
- Integrated circuit board	367,374	-
	1,536,101	653,846

Gross profit ratio
- Handsets	59.62%	33.69%
- Integrated circuit board	3.63%	-
	12.70%	33.69%

Design and solution provision for mobile phone. We have no sales for design and solution provision for the three months ended June 30, 2006. This is attributable to low season period.

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

Our gross margins of design services is cost plus profit margin and vary from contact to contact as a result of various reasons including relative mix of our services and products and terms at which we offer to customers. During the low reason, we would accept those low profit margin contacts that could absorb our direct labor cost. Thus, we recorded a minimal gross profit for the three months ended June 30, 2005.

During the three months ended June 30, 2006, we have completed the design of a solution with PDA function. Two other solutions are under-developed. Together with existing solutions, we are confident in obtaining design contracts in second half of 2006.

Trading of mobile phone handsets and components. During the three months ended June 30, 2006, sale increased by approximately 522.9% from $1,941,043 to $12,091,285 relative to the prior period as we commence trading of liquid crystal display module components and spare parts in second half of 2005, the gross profit margin of which is lower than complete set of mobile phone.

During the period, we have relocated the marketing division from Beijing to Shenzhen, a special economic zone adjacent to Hong Kong. Shenzhen has become the principal production center of mobile phones in the PRC. In 2005, it accounts for two-third of sales volume of mobile phones in the PRC. Together with our marketing division in Hong Kong, we believe the move will have positive effect to our trading segment.

During the period, we have obtained a contract to source all components of 20,000 units of mobile phones for a domestic manufacturer in Shenzhen. This is our first contract of this kind and recognized our sourcing power.

Results of Operations for the Nine Month Periods Ended June 30, 2006 and 2005

Before the acquisition of Innocom Techhnology Holdings Limited, the Company was a dormant company. Thus, the result of operations for the nine months ended June 2006 is approximately equal to the result of operation for the three months ended June 2006.

Liquidity and Capital Resources

As of March 31, 2006, the Company had on hand cash of $23,769, total current assets of $10,847,989 and plant and equipments of $720,169. It owed $3,367,599 in current liabilities and $2,838,569 in long term liabilities.

Net cash flow used in financing activities was nil for the three months ended June 30, 2006.

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

PART II OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Subsequent to the date of this report, we issued 170,842 shares of our restricted common stock to 20 investors pursuant to an exemption from registration under Regulation S.  The shares were sold at a price range of $0.76 to $0.80 per share for total proceeds of $132,802.80 before issuing expenses.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The shareholders holding shares representing 70.16% of the votes entitled to be cast at a meeting of the Company’s shareholders, consented in writing to Amend the Articles of Incorporation to change the name of the Company to Innocom Technology Holdings, Inc. or such other similar name as may be available in Nevada.  The Company filed a 14C Information Statement with the Securities and Exchange Commission on June 20, 2006 regarding the shareholder approval and action to be taken.  The approval by the shareholders became effective July 7, 2006.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

Reports on Form 8-K

Date

Items Reported

4-4-06

2.01, 5.01, 5.02 and 9.01

Exhibits

  Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-B.

Exhibit No.	SEC Ref. No.	Title of Document	Location

1	31.1	Certification of the Principal Executive Officer/
		Principal Financial Officer pursuant to Section 302
		of the Sarbanes-Oxley Act of 2002	Attached

2	32.1	Certification of the Principal Executive Officer/
		Principal Financial Officer pursuant to U.S.C.
		Section 1350 as adopted pursuant to Section 906
		of the Sarbanes-Oxley Act of 2002*	Attached

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

INNOCOM TECHNOLOGY HOLDDINGS, INC.

Date: August 15, 2006

       By: /s/ William Yan Sui Hui

William Yan Sui Hui

Chief Executive Officer and

Chief Financial Officer