Form 10QSB
period 2006-09-30
INNOCOM TECHNOLOGY HOLDINGS, INC.
filed 2006-11-14
CIK 1076541

OMB APPROVAL OMB Number: 3235-0416 Expires: March 31, 2007 Estimated average burden Hours per response….182
UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-QSB

 (Mark One)

☒

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

Bb

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ______________ to _____________

Commission file number 0-50164

INNOCOM TECHNOLOGY HOLDINGS, INC.

(Exact name of small business issuer as specified in its charter)

Nevada	87-0618756
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Room 3506, 35th Floor, Bank of America Tower, 12 Harcourt Road, Central, Hong Kong

(Address of principal executive offices)

(852)-31021602

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

As of November 9, 2006 there were 37,832,533 shares of $.001 par value common stock issued and outstanding

Transitional Small Business Disclosure Format (Check one):  Yes ☐    No ☒

SEC2334(9-05)

Persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

FORM 10-QSB

INNOCOM TECHNOLOGY HOLDINGS, INC.

INDEX

		Page
PART I.	Financial Information

Item 1.  Unaudited Financial Statements

Balance Sheets – September 30, 2006 and September 30, 2005

Unaudited Condensed Statements of Operations for the Three and Six Months Ended

September 30, 2006 and 2005, and for the Cumulative period Through September 30,

 2006

Unaudited Condensed Statements of Cash Flows for the Twelve Months Ended

September 30, 2006 and 2005, and for the Cumulative period Through September 30,

2006

Notes to Unaudited Financial Statements

Item 2.  Management’s Discussion and Analysis of Financial Condition or Plan of

Operation

Item 3.  Controls and Procedures

		3 3 4 5-6 7 - 12 13 - 23 23
PART II.	Other Information Item 2. Unregistered Sales of Equity Securities and Use of Proceeds Item 5. Other Information Item 6. Exhibits and Reports on Form 8-K	23 23 23 25
	Signatures	25

(Inapplicable items have been omitted)

PART I.  FINANCIAL INFORMATION

ITEM  1.  Financial Statements (unaudited)

INNOCOM TECHNOLOGY HOLDINGS, INC.

[A Development Stage Company]

UNAUDITED CONDENSED BALANCE SHEETS

	September 30, 2006	September 30, 2005
	$	$
ASSETS
Current assets
Cash and cash equivalents	917,375	10,683
Accounts receivable	12,103,425	-
Inventories	722,750	-
Advances to suppliers	202,861	-
Other receivables	3,468	-

Total current assets	13,949,879	10,683
Plant and equipment, net	597,893	-

TOTAL ASSETS	14,547,772	10,683

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	199,219	-
Receipt in advances	419,988	-
Accrued liabilities	101,630	-
Other payables	422,850	-
Taxes payable	1,351,973	159

Total current liabilities	2,495,660	159
Advance from a related party	4,853,910	-

TOTAL LIABILITIES	7,349,570	159

STOCKHOLDERS’ EQUITY
Common stock	34,259	770
Additional paid-in capital	6,280,261
Accumulated other comprehensive income	(429,858)	55,230
Retained deficits	1,313,540	(45,476)

Total stockholders’ equity	7,198,202	10,524

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	14,547,772	10,683

The accompanying notes are an integral part of these financial statements.

INNOCOM TECHNOLOGY HOLDINGS, INC.

[A Development Stage Company]

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

					From Inception
	For the Three		For the Twelve		on June 26,
	Months Ended		Months Ended		1998 Through
	September 30		September 30		September 30
	2006	2005	2006	2005	2006
	$	$	$	$	$
REVENUE	10,946,478	413	23,037,763	1,201	23,076,854

COST OF GOODS SOLD	10,381,541	300	20,936,725	300	20,937,025

GROSS PROFIT	564,937	113	2,101,038	901	2,139,829

EXPENSES:
Selling	109,609	-	237,558	-	242,119
General and administrative	101,270	2,181	185,934	7,417	265,332

Total Expenses	210,879	2,181	423,492	7,417	507,451

PROFIT (LOSS) BEFORE
OTHER INCOME (EXPENSE)	354,058	(2,068)	1,677,546	(6,516)	1,632,378

OTHER INCOME (EXPENSE)
Interest revenue	-	-	-	11	11
Interest expense	(4)	-	(11)	-	(36)

Total Other Income (Expense)	(4)	-	(11)	11	(25)

PROFIT (LOSS) BEFORE
INCOME TAXES	354,054	(2,068)	1,677,535	(6,505)	1,632,353

CURRENT TAX EXPENSE
(BENEFIT)	77,304	-	317,886	-	318,180

DEFERRED TAX EXPENSE
(BENEFIT)	-	-	-	-	-

NET PROFIT (LOSS)	276,750	(2,068)	1,359,649	(6,505)	1,314,173

EARNINGS (LOSS) PER
COMMON SHARE	0.01	(0.00)	0.04	(0.01)	0.04

The accompanying notes are an integral part of these financial statements.

INNOCOM TECHNOLOGY HOLDINGS, INC.

[A Development Stage Company]

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

			From Inception
	For the Twelve		on June 26,
	Months Ended		1998 Through
	September 30,		September 30,
	2006	2005	2006
	$	$	$
Cash Flows from Operating Activities:
Net profit (loss)	1,600,131	(6,505)	1,555,049
Adjustments to reconcile net profit (loss) to net cash
used by operating activities:
Depreciation and amortization	122,276	-	122,276
Non-cash expense for services rendered	-	-	5,000
Changes in assets and liabilities:
Increase in accounts receivable	(2,373,056)	-	(2,373,056)
Increase in inventories	(476,139)	-	(476,139)
Increase in advances to suppliers	(15,646)	-	(15,646)
Decrease in other receivable	656,557	-	656,557
Increase (decease) in accounts payable	(27,464)	(1,709)	(27,464)
Decrease in receipts in advances	(35,213)	-	(35,213)
Increase (decrease) in Utah sales tax payable	(159)	59	-
Increase (decrease) in accrued expenses	4,235	-	4,235
Increase (decrease) in other payable	(1,128,142)	100	(1,128,142)
Increase in income taxes payable	74,163	730	74,163
Decrease in accrued payroll taxes	-	(2,994)	-

Net Cash (Used) by Operating Activities	(1,598,457)	(10,319)	(1,638,380)
Cash Flows from Investing Activities
Acquisition of subsidiary companies (net of acquired cash)	23,769	-	23,769
Net Cash Provided by Investing Activities	23,769	-	23,769
Cash Flows from Financing Activities:
Proceeds from issuance of common stock	896,530	-	947,530
Proceeds from related party	2,015,341		2,015,341
Net Cash Provided by Financing Activities	2,911,871	-	2,962,871
Net Increase (Decrease) in Cash and Cash Equivalents	1,337,183	(10,319)	1,348,260
Effect of foreign exchange translation on
cash and cash equivalents	(430,491)	-	(430,885)

Cash and Cash Equivalents at Beginning of Period	10,683	21,002	-
Cash and Cash Equivalents at End of Period	917,375	10,683	917,375

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	4	-	36
Income taxes	-	-	-

The accompanying notes are an integral part of these financial statements.

Supplemental Schedule of Non-cash Investing and Financing Activities:

For the twelve months ended September 30, 2006, the Company issued 32,162,500 to acquire entire increase in Innocom Technology Holdings Limited. The effect of net assets acquired is summarized as below

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

For the twelve months ended September 30, 2005:

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

Fiscal Year - The Company’s fiscal year-end is September 30th.   On August 28, 2006, the Company's Board of Directors approved the change of its fiscal year end from September 30 to December 31 effective the fiscal year ended December 31, 2006. Accordingly, the Company’s results for the current period covers a period of 15 months ended December 31, 1999.  This year end change will allow the Company to align its fiscal year with its subsidiary companies operating in the People Republic China (PRC) as limited company incorporated in PRC is required to have the fiscal year ended at December 31.

Consolidation – The consolidated financial statements include the accounts of the Company and its subsidiaries (the Group). Significant intercompany transactions have been eliminated in consolidation. Investments in which the company has a 20 percent to 50 percent voting interest and where the company exercises significant influence over the investee are accounted for using the equity method.

As of June 30, 2006, the particulars of the subsidiaries are as follows:

	Place of	Date of	Attributable	Issued
Name of company	incorporation	incorporation	equity interest %	capital

Innocom Technology Holdings	British Virgin	July 12,	100	US$1
Limited	Islands	2005

Chinarise Capital	British Virgin	January 28,	100	US$1
(International) Limited (CCIL)	Islands	2003

Next Giant International	British Virgin	August 5,	100	US$1
Limited	Islands	2004

Beijing Unismobile	People’s	September 11,	100	RMB20,000,000
Communication Technology	Republic of	2002
Co., Ltd.(BUCTCL)	China

Sky Talent Development	British Virgin	September 08	100%	US$1
Limited	Islands	2005

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

During the period from July 2006 to September 2006, the Company issued 1,326,295 shares of its restricted common stock to 180 investors for total proceeds of $1,016,474 before issuing expenses.

Stock Split - On January 15, 1999, the Company effected a five for two common stock split.  The financial statements, for all periods presented, have been restated to reflect the stock split.

NOTE 3 - RELATED PARTY TRANSACTIONS

Management Compensation and Accrued Expenses - Salary expense to the President for the twelve months ended  September 30, 2006 and 2005 amounted to $0 and $0, respectively.

Legal Services and Accrued Expenses - During the twelve months ended September 30, 2006 and 2005, respectively, the Company’s president provided legal services of $0 and $0, respectively, to the Company.

Advance from Shareholder – During the three months ended September 30, 2006, Mr. William Yan Sui Hui has advanced $2,015,341 to the Company for working capital purposes.

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

NOTE 5 EARNINGS (LOSS) PER SHARE

The following data show the amounts used in computing earnings (loss) per share:

	For the three ended September 30,
	2006	2005
Net profit (loss) available to common shareholders (numerator)	276,750	(2,068)

Number of common shares outstanding used in profit/loss per share for the period (denominator)	34,258,795	34,258,795

For disclosure purpose, the weighted average number of common shares outstanding for the period from October 01, 2005 to September 30, 2006 are 17,224,813 shares.

Dilutive earnings per share was not presented for the three months ended September 30, 2006 as the effect is immaterial.

NOTE 6 – POST BALANCE SHEET DATE EVENTS

On October 30, 2006, The Board of Directors adopted the Company’s 2006 Stock Grant and Option Plan pursuant to which 3,000,000 shares of $0.001 par value common stock granted to six consultants of the Company are reserved for issuance upon exercise of stock options.

NOTE 7 – ADDITIONAL INFORMATION

The following pro forma consolidated statement of operations is presented for illustrative purposes only and is not necessarily indicative revenue and results of the operations of the Group that actually would have been achieved has the acquisition been completed on January 1, 2006.

PRO FORMA CONSOLIDATED STATEMENT OF OPERATIONS

FOR THE THREE ENDED SEPTEMBER 30, 2005

(Stated in US Dollars)

			Pro forma	Pro forma
	Company	Innocom	Adjustment	Consolidated
	$	$	$	$

Net sales	413	1,974,147	-	1,974,560
Cost of sales	(300)	(785,294)	-	(785,594)

Gross profit	113	1,188,853	-	1,188,966
Selling and distributing costs	-	(36,192)	-	(36,192)
Administrative and other operating expenses	(2,181)	(60,675)	-	(62,856)

Income (loss) from operations	(2,068)	1,091,986	-	1,089,918
Other income	-	1,041	-	1,041
Interest expenses, net	-	(495)	-	(495)

Income (loss) before taxes	(2,068)	1,092,532	-	1,090,464
Income taxes	-	(1,441)	-	(1,441)

Net income (loss)	(2,068)	1,091,091	-	1,089,023

Earnings per share				0.03

Notes:

a.

Income tax

The amount represents Hong Kong profits tax of 17.5% (2005: 17.5%) on the assessable profit of CCIL for the period.

BUCTCL is operating in the PRC and is eligible for tax holidays and concession and were exempted from the PRC income tax for the period.

b.

Earnings per share

For the three months ended September 30, 2005

Net profit available to common shareholders (numerator)	1,089,023

Weighted average number of common shares outstanding used in loss per share for the period (denominator)	34,258,795

ITEM  2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATIONS

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

-

Sale of complete mobile handsets.

Facilities

We do not own any land and building. We currently rent a 300 square meters office in Beijing and a 284 square meters office in Shenzhen, the PRC for marketing of mobile phone handsets.  We also rent a 200 square meters office with a lease period of two years in Hong Kong as our headquarter office.

Employees

As we will relocate our research and development division from Beijing to Shanghai, we disband most of our staff in our Beijing office recently. We currently have 15 employees, including 6 in sales and marketing, 4 in administration and management, and 5 in technical support and others.

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

Results of Operations for the Three-Month Periods Ended September 30, 2006 and 2005

On March 30, 2006, the Company has issued 32,162,500 shares to acquire entire interest in Innocom Technology Holdings Limited at net book of $5,361,990. The principal activities of Innocom Technology Holdings Limited are provision of design and solution for mobile phone, and trading of mobile phone and related components.

Net Income.  Net income increased by 454.38% from $1,974,147 in 2005 to $10,946,478 in 2006.

Net sales, gross profit and gross profit margin. Below is the summary of operations with different business segments, in design and solution provision for mobile phone and trading of mobile phone and related components respectively, for the three months ended September 30, 2006 and September 30, 2005.

	Three months ended September 30,
	2006	2005
	$	$
Net revenue
- Design and solution provision for mobile phone	-	1,969,860
- Trading of mobile phone and related components	10,946,478	4,287
	10,946,478	1,974,147

Gross profit
- Design and solution provision for mobile phone	-	1,187,408
- Trading of mobile phone and related components	564,937	1,445
	564,937	1,188,853

Gross profit (loss) ratio
- Design and solution provision for mobile phone	-	60.27%
- Trading of mobile phone and related components	5.16%	33.71%
	5.16%	60.22%

Trading of mobile phone is further analyzed in accordance with trade items as below.

	Three months ended September 30,
	2006	2005
	$	$
Net revenue
- Handsets	-	4,287
- Integrated circuit boards	10,946,478	-
	10,946,478	4,287

Gross profit
- Handsets	-	1,445
- Integrated circuit boards	564,937	-
	564,937	1,445

Gross profit ratio
- Handsets	-	33.71%
- Integrated circuit boards	5.16%	-
	5.16%	33.71%

Design and solution provision for mobile phone. We have no sales for design and solution provision for the three months ended September 30, 2006. This is attributable to change of operation model for the design division.

In 2005 and before, we make mobile handset design under specification of handset brand owners. Upon completion, handset brand owners own the patents of our designs. The gross margins of design services is cost plus profit margin and vary from contact to contact as a result of various reasons including relative mix of our services and products and terms at which we offer to customers.

In 2005, there are approximately 1,600 new mobile handset models being rolled out in the PRC. Mobile phones have become fashion electronic consumable products. Similar to computers, the selling price of mobile phone drops as time goes by. As a result, product cycle time from design to market as well as functionality of mobile phones have become critical factors for succession of a model. Thus, with effect from 2006, we have implemented another operation model under which we design the basic functions on a printed circuit board for a mobile phone handset (Solution) in light of market preference and, based on this Solution, we make different casing designs for different handset brand owners. Under this model, respective handset brand owners own only their casing design and, in return, the expensive basic design costs are shared by other pooling handset brand owners.  We have retained the patent of Solutions. Beside, we source components and supervise the assembling production on behalf of our client.

The peak season for retail sales of mobile phone in the PRC starts from the fourth quarter of each year to Chinese New Year which falls either in January or February of next year. For a new mobile phone model, product design is the first stage of whole production process. Thus, second half of each year is the peak season of design house. Since we change our operation model, the peak time of the design division will be the fourth quarter of each year in line with retails sales of mobile phone.

On 29 September 2006, we have entered preliminary agreement to acquire factory land and building for Rmb25million. We plan to invest US$4.5million to set up production plant with annual capacity for assembling 1.5million units of mobile phones in Jiangsu Province, which is approximately equal to 1.5% of 2005 sales volume of mobile phones in the PRC. The plant will be in commercial production in second half of 2007. By that time, we can provide a turn-key solution to our clients from design, sourcing components, assembling and wholesaling.

We have completed our planned designs of 2006 during the period. By the end of November, we will relocate our design facilities from Beijing to Pudong, Shanghai to improve the co-operation between our design and production divisions.

Upon completion of production plant, we believe that we will become, in the PRC, the only integrated operator in the mobile phone business that simultaneously possess the capacity on mobile phone design, production, distribution and logistic network and selling channels to the PRC as well as to overseas.

Trading of mobile phone handsets and components. During the three months ended September 30, 2006, sale increased by approximately 255,241% from $4,287 to $10,946,478 relative to the prior period. The increase is attributable trading of liquid crystal display module components and spare parts, the gross profit margin of which is lower than complete set of mobile phone.

Liquidity and Capital Resources

As of March 31, 2006, the Company had on hand cash of $917,375, total current assets of $13,949,897 and plant and equipments of $597,893. It owed $2,495,660 in current liabilities and $4,853,910 in long term liabilities.

Net cash flow generated from financing activities was $2,911,871 for the three months ended September 30, 2006.

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

PART II OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended September 30, 2006, we issued 1,326,295 shares of our restricted common stock to 180 investors pursuant to an exemption from registration under Regulation S.  The share were sold at a price range of $0.72 to $1.68 per share for total proceeds of $1,016,474 before issuing expenses.

Subsequent to the date of this report, The Company issued 69,678 shares of the restricted common stock to 9 investors pursuant to an exemption from registration under Regulation S.  The shares were sold at a price range of $0.8 to $1.6 per share for total proceeds of $57,430 before issuing expenses.

Subsequent to the date of this report, we issued 3,000,000 shares of our common stock pursuant to a Registration Statement on Form S-8.

ITEM 5.  OTHER INFORMATION

Subsequent to the date of this report, the Company appointed new directors and senior management.  The following is a brief biography of our new officers and directors.

Executive Director:

TANG Chin Pang, Eric, Director

Mr. Tang, 45, joined our group in October 2005. During January 2001 to September 2005, Mr. Tang provided consultancy services for companies going for public and assisted his family to streamline Hong Kong pizza delivery network taken up from Domino’s Pizza by management buyout. The streamlined network has returned to profit and has become the second largest pizza delivery network after Pizza Hut as well as one of major lunch box suppliers for schools in Hong Kong. From July 1984 to December 2000, Mr. Tang worked at Deloitte Touche Tohmatsu for seventeen years, including his last position as an audit senior manager. Mr. Tang graduated from Hong Kong Shue Yan College in 1984. He is a fellow member of the Association of Chartered Certified Accountants and an associate member of the Hong Kong Institute of Certified Public Accountants.

Independent Non-executive directors:

Dr. TAN Ah Mee

Dr. Tan, 60, holds Doctor of Philosophy from International Management Centre, Buckingham, United Kingdom. Dr Tan is Ex-Rotarian (Chartered) of the Rotary Club of Tebrau, Jogn Baru and Elected Council Member of the Singapore Confederation of Industries (1998 - 2000). He is director of Heng Da Investments Pte. Limited, Ingmedia Pte. Limited and Yorkshire Capital Pte. Limited.

LAU Yiu Nam, Eric

Mr. Lau, 47, was admitted as a barrister in England and Australia. Mr. Lau returned to Hong Kong in 1983 and was employed in the Attorney General’s Chambers as Crown Counsel before he went into private practice in 1996. Currently, Mr. Lau is the Head of his Chambers in Hong Kong which comprised of over 15 barristers practicing in commercial and civil litigation. He is independent non-executive director of Swing Media.

Senior Management:

LAM Chak Wong, Roland, Chief Financial Officer

Mr. Lam, 39, joined our group on October, 1 2006.  Mr. Lam has more than sixteen years of professional experience serving Canadian, Hong Kong and Mainland China organizations in both the public and private sectors.  Positions held by Mr. Lam include the chief financial officer of Genesis Voice - VPN Limited from 2005 to 2006, the senior accounting and public relations manager of Bio-Treat Technology Limited from 2004 to 2005 on contract basis, the financial controller of Rock (HK) Company Limited during 1996 to 2004, the accounting manager of Upjohn & Pharmacia Hong Kong Limited from 1994 to 1996 and the business auditor of Revenue Canada Taxation from 1991 to 1994.  He holds a Master’s degree in finance from Royal Melbourne Institute of Technology, Australia, a Bachelor’s degree in management systems from Lakehead University, Canada and a diploma in accounting from British Columbia Institute of Technology, Canada.  Mr. Lam is member of the Hong Kong Institute of Certified Public Accountants, the American Institute of Certified Public Accountants and the Certified General Accountants' Association of Canada (Hong Kong Branch).

SUN Qing Peng, Roc, Vice President of Sales and Marketing

Mr. Sun, 29, joined us in March 2004. Prior to joining us, Mr. Sun has worked for Hopen Software Engineering Co., Ltd. for five years, including his last position as sales and marketing manager. He holds a bachelor’s degree in data and computing from Harbin Engineering University, China in 2000.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

Reports on Form 8-K

Date

Items Reported

9-19-06

4.01, 5.03 and 9.01

Exhibits

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-B.

Exhibit No.	SEC Ref. No.	Title of Document	Location

1	31.1	Certification of the Principal Executive Officer
		pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Attached

3	31.2	Certification of the Principal Financial Officer
		pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Attached

3	32.1	Certification of the Principal Executive Officer
		pursuant to U.S.C. Section 1350 as adopted pursuant
		to Section 906 of the Sarbanes-Oxley Act of 2002*	Attached

4	32.2	Certification of the Principal Financial Officer
		pursuant to U.S.C. Section 1350 as adopted pursuant
		to Section 906 of the Sarbanes-Oxley Act of 2002*	Attached

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

Date: November 14, 2006

By: /s/ William Yan Sui Hui

William Yan Sui Hui

Chief Executive Officer

Date:  November 14, 2006

By: /s/ Roland Lam Chak Wong

Roland Lam Chak Wong

Chief Financial Officer