Form 10KSB
period 2006-12-31
INNOCOM TECHNOLOGY HOLDINGS, INC.
filed 2007-05-18
CIK 1076541

OMB Number: 3235-0420
Expires: March 31, 2007 Estimated average burden Hours per response……1646
SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-KSB

(Mark One)

☒  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

☐  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to________________

Commission file number              0-50164

                   INNOCOM TECHNOLOGY HOLDINGS, INC.

(Name of small business issuer in its charter)

Nevada	87-0618756
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Unit 3506, Bank of America Tower, 12 Harcourt Road, Central, Hong Kong

(Address of principal executive offices)     (Zip Code)

Issuer’s telephone number (852) 3102 1602

Securities registered under Section 12(b) of the Exchange Act:

None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $.001 par value

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  ☐

Note – Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

SEC 2337 (12-05)

Persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☒

State issuer’s revenues for its most recent fiscal year.

$52,722,732

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) On December 31, 2006 the aggregate market value of the voting stock of the Company held by non-affiliates of the registrant was $4,585,863  The Company’s stock is listed on the OTCBB under the symbol INCM.

Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

 Yes ☐     No ☐

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.  As of March 15, 2007, there were 37,900,536 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 (“Securities Act”). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990).

Transitional Small Business Disclosure Format (Check one): Yes ☐  No ☒

INNOCOM TECHNOLOGY HOLDINGS, INC.

INDEX

		Page
PART I	Item 1. Description of Business Item 2. Description of Property Item 3. Legal Proceedings Item 4. Submission of Matters to a Vote of Security Holders	4 5 5 5
PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

Item 6.  Management’s Discussion and Analysis or Plan of Operation

Item 7.  Financial Statements

Item 8.  Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

Item 8A. Controls and Procedures

Item 8B. Other Information

		5 6 15 15 15 15
PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons; Compliance

with Section 16(a) of the Exchange Act

Item 10.  Executive Compensation

Item 11.  Security Ownership of Certain Beneficial Owners and Management

Item 12.  Certain Relationships and Related Transactions

Item 13.  Exhibits and Reports on Form 8-K

Item 14.  Principal Accountant Fees and Services

		16 18 18 19 19 19
	Signatures	21

(Inapplicable items have been omitted)

PART I

Forward-Looking Statement Notice

When used in this report, the words “may,” “will,” “expect,” “anticipate,” “continue,” “estimate,” “project,” “intend,” and similar expressions are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 regarding events, conditions, and financial trends that may affect the Company’s future plans of operations, business strategy, operating results, and financial position.  Persons reviewing this report are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and that actual results may differ materially from those included within the forward-looking statements as a result of various factors.

Item 1.  Description of Business.

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

Item 2.  Description of Property.

We do not own intellectual property, land or buildings.  We currently rent a 300 square meters office in Beijing and a 284 square meters office in Shenzhen, the PRC for marketing of mobile phone handsets.  We also rent a 200 square meters office with a lease period of two years in Hong Kong as our headquarter office.

Item 3.  Legal Proceedings.

No legal proceedings are threatened or pending against the Company or any of our officers or directors.  Further, none of our officers, directors or affiliates are parties against the Company or have any material interests in actions that are adverse our own.

Item 4.  Submission of Matters to a Vote of Securities Holders.

No matters were submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders.

PART II

Item 5.

Market for Common Equity and Related Stockholder Matters.

We are listed on the Over the Counter Bulletin Board under the symbol “INCM.” As of March 15, 2007 there were 266 shareholders of record holding 37,900,536 shares of common stock. The holders of common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of the common stock have no preemptive rights and no right to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to the common stock.

	CLOSING BID		CLOSING ASK
2006	High	Low	High	Low

Jan. 3 thru Mar. 31	2.35	.75	2.90	1.00
Apr. 3 thru June 30	2.35	1.80	2.90	2.00
July 3 thru Sept. 29	2.15	1.75	2.30	1.85
Oct. 2 thru Dec. 29	2.21	1.51	2.30	1.60

2005

Nov. 2 (First Avail.) thru Dec. 30	1.45	.25	1.75	.90

The above quotations, as provided by Pink Sheets, LLC, represent prices between dealers and do not include retail markup, markdown or commission.  In addition, these quotations do not represent actual transactions.

We have not paid, nor declared, any dividends since our inception and do not intend to declare any such dividends in the foreseeable future. Our ability to pay dividends is subject to limitations imposed by Nevada law. Under Nevada law, dividends may be paid to the extent that a corporation’s assets exceed its liabilities and it is able to pay its debts as they become due in the usual course of business.

Item 6.

Management’s Discussion and Analysis or Plan of Operation.

15 Months Ended December 31, 2006 and fiscal year 2005

On March 30, 2006, the Company has issued 32,162,500 shares to acquire entire interest in Innocom Technology Holdings Limited (“ITHL”). The principal activities of ITHL are provision of design and solution for mobile phone, and trading of mobile phone and related components.

The transaction, for accounting and financial reporting purposes, is deemed to be a reverse takeover transaction (“RTO”). The RTO has been accounted for as a recapitalization of the Company whereby the historical financial statements and operations of ITHL become the historical financial statements of the Company.

Net Income.  Net income increased by $30,301,429 from $22,421,303 in 2005 to $52,722,732 in 2006.

Net sales, gross profit and gross profit margin. Below is the summary of operations with different business segments, in design and solution provision for mobile phone and trading of mobile phone and related components respectively, for the fifteen months ended December 31, 2006 and year ended December 31, 2005.

	15 months ended December 31,	Year ended December 31,

	2006	2005
	$	$
Net revenue
- Design and solution provision for mobile phone	1,003,320	2,457,668
- Trading of mobile phone and related components	51,719,411	19,962,434
- Sundry	-	1,201
	52,722,732	22,421,303
Gross profit
- Design and solution provision for mobile phone	285,408	2,057,669
- Trading of mobile phone and related components	3,630,793	3,057,235
- Sundry	-	901
	3,916,201	5,115,860
Gross profit ratio
- Design and solution provision for mobile phone	28.45%	83.73%
- Trading of mobile phone and related components	7.02%	15.31%
- Sundry	-	75.02%
	7.43%	22.82%

Trading of mobile phone handsets and components. During the fiscal year 2006, sale increased by approximately 159.08%% from $19,962,434 to $51,719,411 relative to the prior period. The increase is attributable to trading of liquid crystal display module components and spare parts during 2006, the gross profit margin of which is lower than complete set of mobile phone. As a result, the gross profit ratio drops from 15.31% in 2005 to 7.02% in 2006.

Design and solution provision for mobile phone. During the fiscal year 2006, design fee has dropped 57.96% from $2,457,668 to $1,003,320 relative to the prior period. The gross profit ratio also drops from 83.73% to 28.45%.

The drop is attributable to the reason that mobile phone has become fashion electronic consumable products. In 2005, there are approximately 1,600 new mobile handset models being rolled out in the PRC. The figure is almost doubled in 2006. The product cycle time of mobile phone handset is shortened substantially. As a result, fewer and fewer mobile model would warrant a design from scratch under which a design house can ask a higher level of design fee.  Currently, manufacturers would prefer some ready-made Solution – a printed circuit board for mobile phone handset.

In 2005 and before, we make mobile handset design under specification of handset brand owners. Upon completion, handset brand owners own the patents of our designs. The gross margins of design services is cost plus profit margin and vary from contact to contact as a result of various reasons including relative mix of our services and products and terms at which we offer to customers.

In 2006, we design the basic functions of a Solution in light of market preference and, based on this Solution, we make different casing designs for different handset brand owners. Under this operation model, respective handset brand owners own only their casing design and, in return, the expensive basic design costs are shared by other pooling handset brand owners.  We retain our Solution design.

Future Plan.  We believe providing one-stop solution to our customers would create our blue ocean market. Therefore, we

On 29 September 2006, we have entered preliminary agreement to acquire factory land and building for Rmb25million. We plan to invest US$4.5million to set up production plant with annual capacity for assembling 1.5million units of mobile phones in Jiangsu Province, which is expansible to annual volume of 4million units.  We have obtained approval to establish a wholly-foreign owned subsidiary in the PRC in February for operation of the operation of the production plant. The plant will be in commercial production in fourth quarter of 2007.

On February 12, 2007, we have entered into a letter of intent to acquire entire interest in Shanghai Boda Electronics Co., Ltd. (“BODA”), a company formed under the laws of the PRC, the completion of which depends upon the result of the due diligent review. BODA has a strong logistic and distribution platform in provision of application solutions to component sourcing and delivery of finished mobile phone to wide variety customers in China.

On February 27, 2007, we have entered into a memorandum of understanding (“MOU”) with Industry Community On-line Service Co., Ltd (“ICOLS”), a company formed under the laws of the Republic of Korea (“Korea”).  Pursuant to this MOU, the Company and ICOLS are willing to set up a joint venture (“JV”) in China to promote the 3D mobile contents platform (GNEX) of ICOLS in the China market.  In addition to the 3D mobile contents platform (GNEX), both parties will consider cooperation on the business of full 3D on-line games, SI & IT outsourcing, 3D solid LCD module, etc. ICOLS is listed on the KOSDAQ Stock Exchange of Korea and operates as a system & software developer and is the controlling company as well as the overseas agent of SINJISOFT Corporation (a company listed on KOSDAQ Stock Exchange of Korea).

On March 7, 2007, we have entered into a memorandum of understanding with shareholders to acquire 71.5% interest of Superior Precision Engineering Company Limited (“SPE”), the completion of which depends upon the result of due diligence review.  SPE provides manufacturing service including tooling design and fabrication, injection molding, spraying, printing, laser marking and sub-assembly.

On March 5, 2007, we appointed Mr. Tay Siew Leng and Mr. Qian Jian Yu, Mike, the founders of SPE and BODA respectively, as non-executive director of Innocom to smooth future integration of Innocom, SPE and BODA.

In the first quarter of 2007, we have completed relocation of our design facilities from Beijing to Shanghai to improve the co-operation between the design team of BODA and planned production divisions.

On May 16, 2007, we has entered into a share purchase agreement with a Purchaser for the disposal of our Beijing design company for a consideration of RMB44 million (approximately $5,640,000).  The consideration receivable is assigned from the Purchaser to a third party.  The Purchaser agrees that we reserve the right of priority to license from the Purchaser the mobile phone handset design solutions already completed prior to the completion of the agreement under the terms and conditions subject to further negotiations.

On May 16, 2007, we has entered into a license agreement with the above third party for a 10 years mobile phone manufacturing license in a consideration of RMB45 million (approximately $5,770,000) and annual license fee of RMB500,000 (approximately $64,000).

Upon completion of production plant and planned acquisitions of mobile phone related businesses, we believe that we will become, in the PRC, the only integrated operator in the mobile phone business that simultaneously possess the capacity on mobile phone design, production, distribution and logistic network and selling channels to the PRC as well as to overseas, and contents providing platform for mobile phone.

Liquidity and Capital Resources

As of December 31, 2006, the Company had on hand cash of $101,288, total current assets of $14,885,879 and plant and equipments of $666,272. It owed $5,487,149 in current liabilities.

Net cash flow generated from financing activities was $951,129 for the fifteen months ended December 31, 2006

To demonstrate our commitment to maintaining ethical reporting and business practices, we adopted a Code of Ethics and Business Conduct.

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

Item 7.  Financial Statements.

Our financial statements appear at the end of this report beginning with the Index to Financial Statements on page 21.

Item 8.  Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 8A. Controls and Procedures.

(a)

Evaluation of Disclosure Controls and Procedures.  The Company's management, with the participation of the chief executive officer and the chief financial officer, carried out an evaluation of the effectiveness of the Company's "disclosure, controls and procedures" (as defined in the Securities Exchange Act of 1934 (the "Exchange Act") Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this annual report (the "Evaluation Date").  Based upon that evaluation, the chief executive officer and the chief financial officer concluded that, as of the Evaluation Date, the Company's disclosure, controls and procedures are effective, providing them with material information relating to the Company as required to be disclosed in the reports the Company files or submits under the Exchange Act on a timely basis.

(b)

Changes in Internal Control over Financial Reporting.  There were no changes in the Company's internal controls over financial reporting, known to the chief executive officer or the chief financial officer, that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 8B. Other Information.

There are no further disclosures.

PART III

Item 9.

Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

The following table sets forth the name, age, position and office term of each executive officer and director of the Company.

Name	Age	Positions	Since

Hui Yan Siu, William	41	Director, Chief Executive Officer, Chief Financial Officer	15 March 2006

Cheung Wai Hung, Eddie	52	Chief Financial Controller	15 May 2007

Tang Chin Pang, Eric	45	Executive director	1 October 2006

Dr. Tan Ah Mee	60	Independent non-executive director	1 October 2006

LAU Yiu Nam, Eric	47	Independent non-executive director	1 October 2006

Tay Siew Leng	39	Non-executive director	5 March 2007

Qian Jian Yu, Mike	43	Non-executive director	5 March 2007

All directors serve until the next annual stockholders meeting or until their successors are duly elected and qualified.  All officers serve at the discretion of the Board of Directors.

The Company has no audit committee financial expert, as defined under Section 228.401, serving on its audit committee because it has no audit committee and is not required to have an audit committee because it is not a listed security as defined in Section 240.10A-3.

Set forth below is certain biographical information regarding each of the Company's executive officers and directors:

Executive directors:

HUI, Yan Sui William, President

Mr. Hui, 41, brings approximately 20 years experience in industrial management.  In 1986, Mr. Hui established Yat Lung Industrial Limited (Yat Lung), a company that manufactures cassette and video tapes.  Mr. Hui is currently a director of Yat Lung.  In 2002, Yat Lung became a wholly owned subsidiary of Swing Media Technology Group Limited (Swing Media), an investment holding company that manufactures and trades cassette tapes, video tapes, VCD’s, CDR’s and DVDR’s through its subsidiaries.  From January 2002 until May 2003, Mr. Hui served as Chairman and Chief Executive Officer of Swing Media.  Mr. Hui resigned as CEO of Swing Media in May 2003 and retains his position as Chairman.  Swing Media is a company listed on the Singapore Stock Exchange.  In 2003, Mr. Hui established Chinarise Capital (International) Limited (Chinarise), a company that trades mobile phone handsets and components in Hong Kong.  He is currently the director of Chinarise.

TANG Chin Pang, Eric

Mr. Tang, 45, joined our group in October 2005. During January 2001 to September 2005, Mr. Tang provided consultancy services for companies going for public and assisted his family to streamline Hong Kong pizza delivery network taken up from Domino’s Pizza by management buyout. The streamlined network has returned to profit and has become the second largest pizza delivery network after Pizza Hut as well as one of major lunch box suppliers for schools in Hong Kong. From July 1984 to December 2000, Mr. Tang worked at Deloitte Touche Tohmatsu for seventeen years, including his last position as an audit senior manager. Mr. Tang graduated from Hong Kong Shue Yan University in 1984. He is a fellow member of the Association of Chartered Certified Accountants and an associate member of the Hong Kong Institute of Certified Public Accountants.

Non-executive directors:

TAY, Siew Leng.

Mr. Tay, 39 years old, is the Managing Director and one of founders of SPE.  Prior to establishment of SPE, Mr. Tay was the Executive Director of the Toyoplas Group from July 2000 to July 2005. During the period from 1993 to 2000, Mr. Tay held various positions in Daiho Group and was the manager of the company from 1995 to 2000 in Business Development and Production Control Department.  Before joining Daiho group, he was the Department Head of a High School in Malaysia. Mr. Tay holds a Masters degree in Business Administration from Strathclyde Graduate Business School, Scotland.

QIAN Jian Yu, Mike.

Mr. Qian, 43 years old, is the General Manager and founder of BODA.  Prior to the establishment of BODA in September 2001, Mr. Qian worked for Arrow Electronics China Limited from 1998 to 2001. From 1986 to 1998, Mr. Qian worked for the Shanghai Space Bureau. Mr. Qian graduated from Nanjing University in 1986.

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

LAU Yiu Nam, Eric

Mr. Lau, 47, was admitted as a barrister in England and Australia. Mr. Lau returned to Hong Kong in 1983 and was employed in the Attorney General’s Chambers as Crown Counsel before he went into private practice in 1996. Currently, Mr. Lau is the Head of his Chambers in Hong Kong which is comprised of over 15 barristers practicing in commercial and civil litigation. He is an independent non-executive director of Swing Media.

Senior Management:

Cheung Wai Hung, Eddie, Chief Financial Controller

Mr. Cheung, 52, joined our Group on May 15, 2007. Mr. Cheung has been a branch manager of Shanghai Commercial Bank Limited for the past 12 years up to May 14, 2007. Mr. Cheung possesses a Bachelor degree of Commerce from Curtin University of Technology, Perth, W. Australia, in 1998.

To the knowledge of management, during the past five years, no present or former directors, executive officer or person nominated to become a director or an executive officer of the Company:

(1) has had any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

(2) was convicted in a criminal proceeding or named subject of a pending criminal proceeding (excluding traffic violations or other minor offenses);

(3) was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting, the following activities:

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

(4) was the subject of any order, judgment, or decree, not subsequently reversed, suspended, or vacated, of any federal or state authority barring, suspending, or otherwise limiting for more than 60 days the right of such person to engage in any activity described above under this Item, or to be associated with persons engaged in any such activity.

(5) was found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission to have violated any federal or state securities law, and the judgment in such civil action or finding by the Securities and Exchange Commission has not been subsequently reversed, suspended, or vacated

(6) was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal Commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated.

Board and Committee Meetings

In the fiscal year ended December 31, 2006, the board of executive directors of the Company met regularly. There are no standing committees of the board of directors.

Compliance with Section 16

Section 16(a) of the Securities Exchange Act of 1934 requires officers and directors of the Company and persons who own more than ten percent of a registered class of its equity securities to file reports of ownership and changes in their ownership on Forms 3, 4, and 5 with the Securities and Exchange Commission, and forward copies of such filings to the Company. Based on the copies of filings received by the Company during the most recent fiscal year the directors, officers, and beneficial owners of more than ten percent of the equity securities of the Company registered pursuant to Section 12 of the Exchange Act have filed on a timely basis all required Forms 3, 4, and 5 and any amendments thereto.

Item 10. Executive Compensation.

The compensation for each executive officer is not more than $100,000 during fiscal year 2006.

There were no outstanding stock or option awards granted to our executive officers during the last fiscal year.

Director Compensation

There is no compensation awarded to or paid to the directors during the fifteen months ended December 31, 2006.

On October 30, 2006, The Board of Directors adopted the Company’s 2006 Stock Grant and Option Plan pursuant to which 3,000,000 shares of $0.001 par value common stock granted to six consultants of the Company for consulting services of three years.  The fair value of the stock options amounts to $5,932,000. On November 11, 2006, 3,000,000 shares were issued upon exercise of stock options.

Employment Contracts and Termination of Employment and Change in Control Arrangement.

No directors and officers have service contracts with the Company or its subsidiary companies which is not determinable within one year without payment of compensation (other than statutory compensation).

There is no change in control arrangement.

Item 11.  Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth as of March 15, 2007, the name and the number of shares of the Registrant’s Common Stock, par value, $0.001 per share, held of record or beneficially by each person who held of record, or was known by the Registrant to own beneficially, more than 5% of the 37,900,536 issued and outstanding shares of the Registrant’s Common Stock, and the name and shareholdings of each director and of all officers and directors as a group.

Title of	Name and Address of	Amount and Nature of	Percentage of Class
Class	Beneficial Owner(2)	Beneficial Ownership

Common	Hui Yan Siu, William (1)	23,107,430	60.97%
Common	Cheung Wai Hung, Eddie(1)	-0-	-0-
Common	Tang Chin Pang, Eric(1)	-0-	-0-
Common	Dr. Tan Ah Mee(1)	-0-	-0-
Common	Lau Yiu Nam, Eric(1)	-0-	-0-
Common	Tay Siew Leng(1)	-0-	-0-
Common	Qian Jian Yu, Mike(1)	-0-	-0-

Total Officers and Directors As a Group (7 people)		23,107,430	60.79%

(1) Officer and/or director.

(2) All officers and directors use the Company’s address, Unit 3506, Bank of America Tower, 12 Harcourt Road, Central, Hong Kong.

There are no contracts or other arrangements that could result in a change of control of the Company.

Item 12.  Certain Relationships and Related Transactions.

Advance to Shareholder – During the fifteen months ended December 31, 2006, the Group has advanced $6,052,495 to Mr. William Yan Sui Hui for acquiring the production plant and other mobile phone related business on behalf of the Company.

Item 13.  Exhibits.

Exhibit No.	Description	Location
3.1	Articles of Incorporation	*

3.2	Bylaws	*

31.1	Certification of the Principal Executive Officer and	Attached
Principal Financial Officer pursuant to
Section 302 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Principal Executive Officer and	Attached
Principal Financial Officer pursuant to
U.S.C. Section 1350 as adopted pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002***

*

Incorporated by reference. Filed as exhibit to Form 10-SB filed January 29, 2003

***

The Exhibit attached to this Form 10-KSB shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934 (the "Exchange Act") or otherwise subject to liability under that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as expressly set forth by specific reference in such filing.

Item 14. Principal Accountant Fees and Services

Audit Fee

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of Innocom’s annual financial statement and review of financial statements included in the Company’s 10-QSB reports and services normally provided by the accountant in connection with statutory and regulatory filings or engagements were $45,000 for fiscal year ended 2006 and $4,875 for fiscal year ended 2005.

Audit-Related Fees

Fees for other audit related services for fiscal year ended 2006 and 2005 were 0 and 0 respectively.

Tax Fees

Fees for tax compliance, tax advice and tax planning for the fiscal years 2006 and 2005 were 0 and 0 respectively.

All Other Fees

There were no other aggregate fees billed in either of the last two fiscal years for products and services provided by the principal accountant, other than the services reported above.

We do not have an audit committee currently serving and as a result our board of directors performs the duties of an audit committee.  Our board of directors will evaluate and approve in advance, the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services.  We do not rely on pre-approval policies and procedures.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INNOCOM TECHNOLOGY HOLDINGS, INC.

Date: May 18, 2007

By: /s/ William Yan Sui Hui

William Yan Sui Hui

Chief Executive Officer and Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ William Yan Sui Hui

By: /s/ Tang Chin Pang

William Yan Sui Hui, Director

Tang Chin Pang, Eric, Director

Date: May 18, 2007

Date: May 18, 2007

By: /s/ Dr. Tan Ah Mee

By: /s/ Lan Yiu Nam

Dr. Tan Ah Mee, Director

Lau Yiu Nam, Eric, Director

Date: May 18, 2007

Date: May 18, 2007

By: /s/ Tay Siew Leng

By: /s/ Qian Jian Yu

Tay Siew Leng, Director

Qian Jian Yu, Mike, Director

Date: May 18, 2007

Date: May 18, 2007

Innocom Technology Holdings, Inc.

(Formerly Dolphin Productions, Inc.)

Consolidated Financial Statements

December 31, 2006

(Stated in US Dollars)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Innocom Technology Holdings, Inc.

(Formerly Dolphin Productions, Inc.)

We have audited the accompanying consolidated balance sheet of Innocom Technology Holdings, Inc. (the “Company”) and its subsidiaries (collectively referred as the “Group”) as of December 31, 2006, and the related consolidated income statement, stockholders’ equity and cash flows for the period from October 1, 2005 to December 31, 2006.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company and its subsidiaries as of December 31, 2006, and the consolidated results of their operations and their cash flows for the period from October 1, 2005 to December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

/s/ Dominic K.F. Chan & Co.

Dominic K.F. Chan & Co

Certified Public Accountants

Hong Kong

May 16, 2007

INNOCOM TECHNOLOGY HOLDINGS, INC.

(Formerly Dolphin Productions, Inc.)

CONSOLIDATED INCOME STATEMENT

FOR THE PERIOD FROM OCTOBER 1, 2005 TO DECEMBER 31, 2006

(Stated in US Dollars)

	2006	2005
	$	$

Net sales	52,722,732	22,421,303
Cost of sales	(48,806,531)	(17,305,443)

Gross profit	3,916,201	5,115,860
Selling and distribution costs	(156,591)	(541,574)
Administrative and other operating expenses	(859,109)	(26,785)

Income from operations	2,900,501	4,547,501
Other income - Note 5	126,437	90,400

Income before taxes	3,026,938	4,637,901
Income taxes - Note 6	(574,777)	(442,322)

Net income	2,452,161	4,195,579

Earnings per share of common stock (cents) – Note 7
- Basic	11.46	19.61
- Diluted	N/A	N/A

Weighted average number of common stock (cents) – Note 7
- Basic	21,398,394	21,398,394
- Diluted	N/A	N/A

See notes to consolidated financial statements

INNOCOM TECHNOLOGY HOLDINGS, INC.

(Formerly Dolphin Productions, Inc.)

CONSOLIDATED BALANCE SHEET

(Stated in US Dollars)

	At December 31,
	2006	2005
	$	$

ASSETS
Current Assets :
Cash and cash equivalents	101,288	104,721
Accounts receivable	2,675,456	9,282,389
Prepaid expenses and other receivables - Note 8	6,056,640	1,140,506
Advance to a related party – Note 13	6,052,495	-
Tax prepayment	-	15,525
Inventories, net – Note 9	-	299,097

Total Current Assets	14,885,879	10,842,238
Long-term deferred charges – Note 10	5,639,730	-
Plant and equipment, net – Note 11	666,272	812,858

TOTAL ASSETS	21,191,881	11,655,096

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Current Liabilities :
Accounts payable	1,552,095	282,346
Other payables and accrued liabilities - Note 12	2,494,774	1,451,683
Income tax payable	1,440,280	865,662

Total Current Liabilities	5,487,149	2,599,691
Advance from a related party - Note 13	-	2,817,292

TOTAL LIABILITIES	5,487,149	5,416,983

COMMITMENTS AND CONTINGENCIES – Note 16
STOCKHOLDERS’ EQUITY
Common stock
Par value : 2006 - US$0.001 (2005 – US$0.001)
Authorized: 2006 – 50,000,000 shares (2005 – 50,000,000)
Issued and outstanding: 2006 – 37,898,251 shares (2005 – 770,000)	37,898	770
Additional paid-in capital	6,901,232	55,231
Accumulated other comprehensive income	180,418	49,089
Retained earnings	8,585,184	6,133,023

TOTAL STOCKHOLDERS’ EQUITY	15,704,732	6,238,113

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	21,191,881	11,655,096

See notes to consolidated financial statements

INNOCOM TECHNOLOGY HOLDINGS, INC.

(Formerly Dolphin Productions, Inc.)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Stated in US Dollars)

				Accumulated
			Additional	other
	Common stock		paid-in	comprehensive	Retained
	Shares	Amount	capital	income	earnings	Total
		$	$	$	$	$

Balance, October 1, 2004	770,000	770	55,231	3,225	1,937,444	1,996,670
Comprehensive income
Net income	-	-	-	-	4,195,579	4,195,579
Foreign currency translation
adjustments	-	-	-	45,864	-	45,864
Total comprehensive income	-	-	-	45,864	4,195,579	4,241,443

Balance, September 30, 2005	770,000	770	55,231	49,089	6,133,023	6,238,113
Issuance of common stock
- Note 14	1,398,251	1,398	1,074,384	-	-	1,075,782
Recapitalization – Note 2,14	32,162,500	32,163	(32,163)	-	-	-
Issuance of common stock in lieu
of professional fee – Note 14	567,500	567	-	-	-	567
Exercise of share options
- Note 14	3,000,000	3,000	5,929,000	-	-	5,932,000
Share issuing costs	-	-	(125,220)	-	-	(125,220)
Comprehensive income
Net income	-	-	-	-	2,452,161	2,452,161
Foreign currency translation
adjustments	-	-	-	131,329	-	131,329
Total comprehensive income	-	-	-	131,329	2,452,161	2,583,490

Balance, December 31, 2006	37,898,251	37,898	6,901,232	180,418	8,585,184	15,704,732

See notes to consolidated financial statements

INNOCOM TECHNOLOGY HOLDINGS, INC.

 (Formerly Dolphin Productions, Inc.)

CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM OCTOBER 1, 2005 TO DECEMBER 31, 2006

(Stated in US Dollars)

	2006	2005
	$	$
Cash flows from operating activities
Net income	2,452,161	4,195,579
Adjustments to reconcile net income to net cash flows
provided by operating activities :
Depreciation	213,287	45,103
Amortization of long-term deferred charges	292,270	-
Income taxes	574,777	-

Changes in operating assets and liabilities :
Accounts receivable	6,606,933	(4,902,383)
Prepaid expenses and other receivables	(4,916,134)	(661,299)
Income tax receivable / payable	15,366	461,987
Inventories	299,097	241,792
Accounts payable	1,269,749	75,560
Other payables and accrued liabilities	1,043,091	632,494
Advance to / from a related party	(8,869,787)	(165)

Net cash flows (used in) / provided by operating activities	(1,019,190)	88,668

Cash flows from investing activities
Acquisition of a subsidiary (net of acquired cash)	-	71,444
Acquisition of plant and equipment	(66,701)	-

Net cash flows (used in) / provided by investing activities	(66,701)	71,444

Cash flows from financing activities
Proceeds from issuance of common stocks	1,075,782	-
Issuing expenses	(124,653)	-

Net cash flows provided by financing activities	951,129	-

Net (decrease) / increase in cash and cash equivalents	(134,762)	160,112
Effect of foreign currency translation on cash and cash equivalents	131,329	(76,393)
Cash and cash equivalents - beginning of year	104,721	21,002

Cash and cash equivalents - end of year	101,288	104,721

See notes to consolidated financial statements

INNOCOM TECHNOLOGY HOLDINGS, INC.

(Formerly Dolphin Productions, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

1.

Change of company name

Effect from June 20, 2006, the Company changed its name from Dolphin Productions, Inc. to Innocom Technology Holdings, Inc. (the “Company”).

2.

Corporation information and reorganization

Innocom Technology Holdings, Inc. (the “Company”) (formerly Dolphin Productions Inc.) was incorporated in the State of Nevada on June 26, 1998.

Recapitalization

The Company entered into an Agreement and Plan of Reorganization dated March 15, 2006 (the “Agreement”) with Innocom Technology Holdings Limited, a British Virgin Islands corporation (“ITHL”) and Mr. Hui Yan Sui William, the sole shareholder of the 100% of the capital shares of ITHL, (“Original Shareholder”).  The closing of the Agreement occurred on March 30, 2006.

At the closing of the Agreement, the Company acquired all of ITHL’s capital shares (the “ITHL Shares”) from the Original Shareholder, and the Original Shareholder transferred and contributed all of his ITHL Shares to the Company.  In exchange, the Company issued 32,162,500 shares of its Common Stock to the Original Shareholder.

As a result of the closing of the Agreement, ITHL became the wholly owned subsidiary of the Company and became the Company’s main operational business.  The Exchange transaction, for accounting and financial reporting purposes, is deemed to be a reverse takeover transaction (“RTO”).

The RTO has been accounted for as a recapitalization of the Company whereby the historical financial statements and operations of ITHL become the historical financial statements of the Company, with no adjustment to the carrying value of the assets and liabilities.  The accompanying consolidated financial statements reflect the recapitalization of the stockholders’ equity as if the transaction occurred as of the beginning of the first period presented.

Restructuring

For the purpose of RTO, the companies comprising ITHL group underwent the restructuring on October 1, 2005 (the “Re-structuring”), ITHL acquired all of the outstanding and issued shares of common stock of its subsidiaries (including Chinarise Capital (International) Ltd. (“CCIL”), Next Giant International Limited (“NGIL”) and Sky Talent Development Limited (“STDL”)) from their then existing stockholders by exchange of its voting common stock.

INNOCOM TECHNOLOGY HOLDINGS, INC.

(Formerly Dolphin Productions, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

2.

Corporation information and reorganization (cont’d)

Acquisition of a subsidiary

The wholly-owned subsidiary of the Company, NGIL, has been entering into an Acquisition Agreement with all the then shareholders of Beijing Unismobile Communication Technology Co., Ltd. (“BUCTCL”) for the acquisition of 100% equity interest of BUCTCL on November 21, 2005 in cash consideration.  The effect of acquisition has changed the nature of business organization of BUCTCL from being a domestic enterprise into a wholly foreign owned enterprise.

3.

Description of business

The Company and its subsidiaries is engaged in trading of mobile phone handsets and components and provision of design and solution for mobile phone.

Name of company	Place and date of incorporation	Issued and fully paid capital	Principal activities

Innocom Technology Holdings Limited (“ITHL”) (Formerly Wisechamp Group Limited)	British Virgin Islands July 12, 2005	US$1 ordinary	Investment holding

Chinarise Capital (International) Ltd. (“CCIL”)	British Virgin Islands January 28, 2003	US$1 ordinary	Trading of mobile phone handsets and components

Next Giant International Limited (“NGIL”)	British Virgin Islands August 5, 2004	US$1 ordinary	Investment holding

Sky Talent Development Limited (“STDL”)	British Virgin Islands September 8, 2005	US$1 ordinary	Investment holding

Beijing Unismobile Communication Technology Co., Ltd. (“BUCTCL”)	The People’s Republic of China September 11, 2002	RMB20,000,000	Provision of design and solution for mobile phone

Innocom Mobile Technology Limited (“IMTL”)	Hong Kong June 21, 2006	HK$2,000,000 ordinary	Inactive

INNOCOM TECHNOLOGY HOLDINGS, INC.

(Formerly Dolphin Productions, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

4.

Summary of significant accounting policies

Basis of presentation and consolidation

On March 30, 2006, the RTO were completed.  Accordingly, accounting for recapitalization is adopted for the preparation of consolidated financial statements.  Generally, this means that the consolidated financial statements are issued under the name of the legal parent, the Company, but a continuation of consolidated financial statements of ITHL.

As the Company has its original financial year end on September 30, and then it is changed to December 31 in conformity with the merged entity - ITHL, therefore, the consolidated financial statements presented on recapitalization accounting would cover the operating result of the Company for a period of 15-months from October 1, 2005 to December 31, 2006 pursuant to Regulation S-X of the Securities Act 1933.

For the operating results of ITHL and its subsidiaries, the operating results presented here cover 12-month period for year ended December 31, 2006 and 2005 respectively.

On October 1, 2005, the Restructuring was completed and accordingly, accounting for recapitalization is adopted for the preparation of the comparative figures of the consolidated financial statements.  It means that the consolidated financial statements for the period ended December 31, 2005 are issued under the name of the legal parent, ITHL, but includes the combined financial statements of CCIL, NGIL, STDL, BUCTCL and IMTL.

The accompanying consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America.

The consolidated financial statements include the accounts of the Company and its subsidiaries.  All significant inter-company accounts and transactions have been eliminated in consolidation.

The results of subsidiaries acquired or disposed of during the years are included in the consolidated income statement from the effective date of acquisition or up to the effective date of disposal.

The Company also evaluates consolidation of entities under Financial Accounting Standards Board (FASB) Interpretation No.46, “Consolidation of Variable Interest Entities” (FIN 46). FIN 46 requires management to evaluate whether an entity or interest is a variable interest entity and whether the Company is the primary beneficiary. Consolidation is required if both of these criteria are met. The Company does not have any variable interest entities requiring consolidation.

INNOCOM TECHNOLOGY HOLDINGS, INC.

(Formerly Dolphin Productions, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

4.

Summary of significant accounting policies (cont’d)

Use of estimates

In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the financial statements, as well as the reported amounts of revenues and expenses during the reporting periods.  These accounts and estimates include, but are not limited to, the valuation of accounts receivable, inventories, deferred income taxes and the estimation on useful lives of plant and equipment.  Actual results could differ from those estimates.

Economic and political risks

BUCTCL’s operations are conducted in the PRC.  Accordingly, BUCTCL’s business, financial condition and results of operations may be influenced by the political, economic and legal environment in the PRC and by the general state of the PRC economy.

BUCTCL’s operations in the PRC are subject to special considerations and significant risks not typically associated with companies in North America and Western Europe.  These include risks associated with, among others, the political, economic and legal environment and foreign currency exchange.  BUCTCL’s results may be adversely affected by changes in the political and social conditions in the PRC and by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion, remittances abroad and rates and methods of taxation, among other things.

Concentrations of credit risk

Financial instruments that potentially subject the Group to significant concentrations of credit risk consist principally of accounts receivable and other receivables.  In respect of accounts receivable, the Group extends credit based on an evaluation of the customer’s financial condition, generally without requiring collateral or other security.  In order to minimize the credit risk, the management of the Group has delegated a team responsibility for determination of credit limits, credit approvals and other monitoring procedures to ensure that follow-up action is taken to recover overdue debts.  Further, the Group reviews the recoverable amount of each individual trade debt at each balance sheet date to ensure that adequate impairment losses are made for irrecoverable amounts.  In this regard, the directors of the Group consider that the Group’s credit risk is significantly reduced.  Other than set forth below, no customers represented 10% or more of the Group’s net sales and accounts receivable.

INNOCOM TECHNOLOGY HOLDINGS, INC.

(Formerly Dolphin Productions, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

4.

Summary of significant accounting policies (cont’d)

Concentrations of credit risk (cont’d)

At December 31, 2006, customers represented 10% or more of the Group’s net sales and their related accounts receivable are:

2006
$

Net sales	51,719,411
Accounts receivable	2,424,111

In respect of other receivables, the amount includes an amount due from third parties arising from assignment of accounts receivable to them of $5,651,304.  There is no settlement from such third parties up to the date of this report.

Cash and cash equivalents

Cash and cash equivalents include all cash, deposits in banks and other highly liquid investments with initial maturities of three months or less.

Accounts receivable

Accounts receivable are stated at original amount less allowance made for doubtful receivables, if any, based on a review of all outstanding amounts at the year end.  An allowance is also made when there is objective evidence that the Group will not be able to collect all amounts due according to original terms of receivables.  Bad debts are written off when identified.  The Group extends unsecured credit to customers in the normal course of business and believes all accounts receivable in excess of the allowances for doubtful receivables to be fully collectible.  The Group does not accrue interest on trade accounts receivable.

During the reporting period, the Group had no bad debt experienced and, accordingly, did not make any allowance for doubtful debts.

Inventories

Inventories are stated at the lower of cost or market.  Cost is determined on a first-in, first-out basis. In assessing the ultimate realization of inventories, the management makes judgments as to future demand requirements compared to current or committed inventory levels.  The Group’s reserve requirements generally increase as the management projected demand requirements; decrease due to market conditions, product life cycle changes.  During the reporting period, the Group did not make any allowance for slow-moving or defective inventories.

INNOCOM TECHNOLOGY HOLDINGS, INC.

(Formerly Dolphin Productions, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

4.

Summary of significant accounting policies (cont’d)

Plant and equipment

Plant and equipment are stated at cost less accumulated depreciation.  Cost represents the purchase price of the asset and other costs incurred to bring the asset into its existing use.  Maintenance, repairs and betterments, including replacement of minor items, are charged to expense; major additions to physical properties are capitalized.

Depreciation of plant and equipment is provided using the straight-line method over their estimated useful lives at the following annual :-

Building improvements	50%
Furniture, fixtures and office equipment	20%
Computer hardware and software	20%
Machinery and equipment	20%
Motor vehicles	20%

Upon sale or disposition, the applicable amounts of asset cost and accumulated depreciation are removed from the accounts and the net amount less proceeds from disposal is charged or credited to income.

Impairment of long-lived assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable.  The Group recognizes impairment of long-lived assets in the event that the net book values of such assets exceed the future undiscounted cashflows attributable to such assets.

No impairment of long-lived assets was recognized for the period presented.

Revenue recognition

Revenue from sales of the Group’s products is recognized when the significant risks and rewards of ownership have been transferred to the buyer at the time of delivery and the sales price is fixed or determinable and collection is reasonably assured.

Advertising expenses

Advertising expenses are charged to expense as incurred.

Advertising expenses amounted to $644 during 2006 are included in administrative and other operating expenses.

INNOCOM TECHNOLOGY HOLDINGS, INC.

(Formerly Dolphin Productions, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

4.

Summary of significant accounting policies (cont’d)

Income taxes

The Group uses the asset and liability method of accounting for income taxes pursuant to SFAS No. 109 “Accounting for Income Taxes”.  Under the asset and liability method of SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and loss carry forwards and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

Comprehensive income

The Group has adopted SFAS 130, “Reporting Comprehensive Income”, which establishes standards for reporting and display of comprehensive income, its components and accumulated balances.  Accumulated other comprehensive income represents the accumulated balance of foreign currency translation adjustments of the Group.

Foreign currency translation

The Group maintains its financial statements in the functional currency.  The functional currencies of CCIL and BUCTCL are Hong Kong dollars (“HK$”) and Renminbi (“RMB”) respectively.  Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency at rates of exchange prevailing at the balance sheet dates.  Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchanges rates prevailing at the dates of the transaction.  Exchange gains or losses arising from foreign currency transactions are included in the determination of net income for the respective periods.

For financial reporting purposes, the financial statements of the Group which are prepared using the functional currency have been translated into United States dollars.  Assets and liabilities are translated at the exchange rates at the balance sheet dates and revenue and expenses are translated at the average exchange rates and stockholders’ equity is translated at historical exchange rates.  Any translation adjustments resulting are not included in determining net income but are included in foreign exchange adjustment to other comprehensive income, a component of stockholders’ equity.

	2006	2005

Year end HK$ : US$ exchange rate	7.7593	7.7532
Average yearly HK$ : US$ exchange rate	7.7499	7.7767
Year end RMB : US$ exchange rate	7.8003	8.0734
Average yearly RMB : US$ exchange rate	7.9637	8.2033

INNOCOM TECHNOLOGY HOLDINGS, INC.

(Formerly Dolphin Productions, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

4.

Summary of significant accounting policies (cont’d)

Foreign currency translation (cont’d)

The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions.  No representation is made that RMB amounts could have been, or could be, converted into US$ at rates used in translation.

Fair value of financial instruments

The carrying values of the Group’s financial instruments, including cash and cash equivalents, trade and other receivables, deposits, trade and other payables approximate their fair values due to the short-term maturity of such instruments.

Basic and diluted earnings per share

The Company reports basic earnings or loss per share in accordance with SFAS No. 128, “Earnings Per Share”.  Basic earnings per share is computed using the weighted average number of shares outstanding during the periods presented.  The weighted average number of shares of the Company represents the common stock outstanding during the periods.

Recent accounting pronouncements

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”), which changes the requirements for the accounting for and reporting of a change in accounting principle.  The statement requires retrospective application to prior period financial statements of changes in accounting principle, unless impracticable to do so.  It also requires that a change in the depreciation, amortization, or depletion method for long-lived non-financial assets be accounted as a change in accounting estimate, effected by a change in accounting principle.  Accounting for error corrections and accounting estimate changes will continue under the guidance in APB Opinion 20, “Accounting Changes”, as carried forward in this pronouncement. The statement is effective for fiscal years beginning after December 15, 2005.

In November 2005, the FASB issued FSP Nos. FAS 115-1 and 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.”  This FSP addresses the determination as to when an investment is considered impaired, whether the impairment is ‘other-than-temporary’, and the measurement of an impairment loss.  The investment is impaired if the fair value is less than cost.  The impairment is ‘other-than-temporary’ for equity securities and debt securities that can contractually be prepaid or otherwise settled in such a way that the investor would not recover substantially all of its cost. If ‘other-than-temporary’, an impairment loss shall be recognized in earnings equal to the difference between the investment’s cost and its fair value.  The guidance in this FSP is effective in reporting periods beginning after December 15, 2005.

INNOCOM TECHNOLOGY HOLDINGS, INC.

(Formerly Dolphin Productions, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

4.

Summary of significant accounting policies (cont’d)

Recent accounting pronouncements (cont’d)

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments, which amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 155”), and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.  SFAS No. 155 simplifies the accounting for certain derivatives embedded in other financial instruments by allowing them to be accounted for as a whole if the holder elects to account for the whole instrument on a fair value basis.  SFAS No. 155 also clarifies and amends certain other provisions of SFAS No. 133 and SFAS No. 140.  SFAS No. 155 is effective for all financial instruments acquired, issued or subject to a remeasurement event occurring in fiscal years beginning after September 15, 2006.  Earlier adoption is permitted, provided the Company has not yet issued financial statements, including for interim periods, for that fiscal year.  The Company does not believe the adoption of SFAS No. 155 will have a material impact on the Company’s consolidated financial position or results of operations.

The FASB released SFAS No. 156, “Accounting for Servicing of Financial Assets,” to simplify accounting for separately recognized servicing assets and servicing liabilities. SFAS No. 156 amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS No. 156 permits an entity to choose either the amortization method or the fair value measurement method for measuring each class of separately recognized servicing assets and servicing liabilities after they have been initially measured at fair value. SFAS No. 156 applies to all separately recognized servicing assets and liabilities acquired or issued after the beginning of an entity’s fiscal year that begins after September 15, 2006. SFAS No. 156 will be effective for the Company as of December 31, 2006, the beginning of the Company’s 2007 fiscal year. The Company does not believe the adoption of SFAS No. 156 will have a material impact on the Company’s consolidated financial position or results of operations.

In July 2006, the FASB issued FIN 48 “Accounting for Uncertainty in Income Taxes.”  This interpretation requires that we recognize in our financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position.  The provisions of FIN 48 are effective as of the beginning of our 2007 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings.  The Company is currently evaluating the effect of FIN 48 on its financial statements.

In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurement” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This Statement shall be effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including any financial statements for an interim period within that fiscal year. The provisions of this statement should be applied prospectively as of the beginning of the fiscal year in which this Statement is initially applied, except in some circumstances where the statement shall be applied retrospectively.  The Company is currently evaluating the effect, if any, of SFAS 157 on its financial statements.

INNOCOM TECHNOLOGY HOLDINGS, INC.

(Formerly Dolphin Productions, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

4.

Summary of significant accounting policies (cont’d)

Recent accounting pronouncements (cont’d)

The FASB released SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans: an amendment of FASB Statements No. 87, 88, 106, and 132(R),” which requires an employer to recognize the over funded or under funded status of defined benefit and other postretirement plans as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through an adjustment to comprehensive income. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The Company is required to initially recognize the funded status of its defined benefit and other postretirement plans as of December 31, 2006, and to provide the required disclosures in the Company’s 2006 annual report on Form 10-KSB.  The Company is assessing the impact on the adoption of SFAS No. 158 will have on the Company’s consolidated financial position.

On February 15, 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of SFAS No. 115.” The fair value option established by SFAS No. 159 permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings (or another performance indicator if the business entity does not report earnings) at each subsequent reporting date. The fair value option: (a) may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method; (b) is irrevocable (unless a new election date occurs); and (c) is applied only to entire instruments and not to portions of instruments. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS. No.157. The Company does not early adopt this statement.

5.

Other income

	2006	2005
	$	$

Bank interest income	1,179	223
Sundry income	125,258	90,177

	126,437	90,400

INNOCOM TECHNOLOGY HOLDINGS, INC.

(Formerly Dolphin Productions, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

6.

Income taxes

The components of the income before income taxes are:

	2006	2005
	$	$

Hong Kong	3,284,096	2,527,552
The British Virgin Islands	(256)	-
The United States	(347,794)	(6,505)
The People’s Republic of China	90,892	2,116,854

	3,026,938	4,637,901

The components of the provision for income taxes are:

	2006	2005
	$	$

Hong Kong profits tax
Current year	574,777	442,322

The following table accounts for the differences between the actual tax provision and the amounts obtained by applying the applicable statutory income tax rate of 17.5% to income before taxes for the period ended December 31, 2006.

	2006	2005
	$	$

Provision for income taxes at Hong Kong income	529,714	811,632
tax rate
Non-deductible expenses for income tax purposes	60,969	1,138
Tax exemption granted to PRC subsidiary	(15,906)	(370,448)

	574,777	442,322

7.

Earnings per share of common stock

Basic earnings per share of common stock was calculated by dividing the earnings of $2,452,161 (2005: $4,195,579) by the weighted average number of ordinary shares 21,398,394 (2005: 21,398,394).

There is no dilution effect to the basic earnings per share of common stock for the period presented.

INNOCOM TECHNOLOGY HOLDINGS, INC.

(Formerly Dolphin Productions, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

8.

Prepaid expenses and other receivables

	At December 31,
	2006	2005
	$	$

Purchase deposits paid	259,662	192,765
Other deposits and prepayments	63,899	-
Other receivables	5,733,079	947,741

	6,056,640	1,140,506

9.

Inventories

	At December 31,
	2006	2005
	$	$

Raw materials for mobile phone handsets	-	299,097

10.

Long-term deferred charges

	At December 31,
	2006	2005
	$	$

Fair value of share options granted for share based expenses – consulting fee	5,932,000	-
Accumulated amortization	292,270	-

	5,639,730	-

Amortization expenses included in administrative and other operating expenses for the period ended 2006 are $292,270 (2005: $Nil).

INNOCOM TECHNOLOGY HOLDINGS, INC.

(Formerly Dolphin Productions, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

11.

Plant and equipment

	At December 31,
	2006	2005
	$	$
Cost
Machinery and equipment	699,235	674,110
Building improvements	215,825	198,173
Computer hardware and software	357,445	343,757
Furniture, fixtures and office equipment	183,454	175,395
Motor vehicles	64,358	62,181

	1,520,317	1,453,616

Accumulated depreciation
Machinery and equipment	302,205	172,201
Building improvements	184,023	172,714
Computer hardware and software	278,229	252,408
Furniture, fixtures and office equipment	73,063	39,165
Motor vehicles	16,525	4,270

	854,045	640,758

Net
Machinery and equipment	397,030	501,909
Building improvements	31,802	25,459
Computer hardware and software	79,216	91,349
Furniture, fixtures and office equipment	110,391	136,230
Motor vehicles	47,833	57,911

	666,272	812,858

Depreciation expenses for the period ended 2006 are $213,287 (2005: $45,103).

12.

Other payables and accrued liabilities

	At December 31,
	2006	2005
	$	$

Accrued expenses	129,885	85,741
Other payables	1,696,218	745,647
Sales deposits received	668,671	620,295

	2,494,774	1,451,683

INNOCOM TECHNOLOGY HOLDINGS, INC.

(Formerly Dolphin Productions, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

13.

Advance from / to a related party

Advance from / to a related party for working capital are as follows:

	At December 31,
	2006	2005
	$	$

Advance to a shareholder	6,052,495	-

Advance from a shareholder	-	2,817,292

The advance to a shareholder is interest-free, unsecured and has no fixed repayment terms.

The advance from a shareholder is interest-free, unsecured and will not repayable    within one year from the balance sheet date.

14.

Common stock

During June 1998, the Company issued 500,000 shares of its previously authorized but unissued common stock for cash of $2,000 (or $0.004 per share).

During January 1999, the Company issued 20,000 shares of its previously authorized but unissued common stock for cash of $4,000 (or $0.20 per share).

On January 15, 1999, the Company effected a five for two common stock split.  The financial statements, for all periods presented, have been restated to reflect the stock split.

During September 2004, the Company issued 225,000 shares of its previously authorized but unissued common stock for cash of $45,000 (or $0.20 per share).

During September 2004, the Company issued 25,000 shares of its previously authorized but unissued common stock to certain officers and directors of the Company for services valued at $5,000 (or $0.20 per share).  The Company issued 7,500 shares to its president/chairman of the board, 5,000 shares to a vice-president/director, 5,000 the chief financial officer/director, 5,000 shares to the director who chairs the audit committee, and 2,500 shares to two other officers.

During March 2006, the Company issued 32,162,500 shares to acquire entire interest in ITHL.

During April 2006, the Company issued 567,500 shares in lieu of professional fee for acquisition of ITHL.

During the period 2006, the Company issued 1,398,251 shares of its restricted common stock for total proceeds of $1,075,782 before issuing expenses.

INNOCOM TECHNOLOGY HOLDINGS, INC.

(Formerly Dolphin Productions, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

14.

Common stock (cont’d)

During November 2006, the Company issued 3,000,000 shares upon exercise of rights under the share options.  The fair value of the services for the grant is appraised at $5,932,000 based on Black-Scholes Model by an independent valuer, Ample Corporate Valuation and Consulting Limited.

15.

Pension plans

The Group participates in a defined contribution pension scheme under the Mandatory Provident Fund Schemes Ordinance “MPF Scheme” for all its eligible employees in Hong Kong.

The MPF Scheme is available to all employees aged 18 to 64 with at least 60 days of service in the employment in Hong Kong.  Contributions are made by the Group’s subsidiary operating in Hong Kong at 5% of the participants’ relevant income with a ceiling of HK$20,000.  The participants are entitled to 100% of the Group’s contributions together with accrued returns irrespective of their length of service with the Group, but the benefits are required by law to be preserved until the retirement age of 65.  The only obligation of the Group with respect to MPF Scheme is to make the required contributions under the plan.  The assets of the schemes are controlled by trustees and held separately from those of the Group.

For employees in PRC, the Group contributes on a monthly basis to various defined contribution plans organized by the relevant municipal and provincial government in the PRC based on certain percentage of the relevant employees’ monthly salaries.  The municipal and provincial governments undertake to assume the retirement benefit obligations payable to all existing and future retired employees under these plans and the Group has no further constructive obligation for post-retirement benefits beyond the contributions made.  Contributions to these plans are expenses as incurred.

Total pension cost was $4,156 during 2006.

INNOCOM TECHNOLOGY HOLDINGS, INC.

(Formerly Dolphin Productions, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

16.

Commitments and contingencies

Operating leases commitments

The Group leases office premises under various non-cancelable operating lease agreements that expire at various dates through year 2008, with an option to renew the lease.  All leases are on a fixed repayment basis.  None of the leases includes contingent rentals.  Minimum future commitments under these agreements payable as of December 31, 2006 are as :-

Year ending December 31	$

2007	151,533
2008	82,164

233,697

Rental expenses for the period ended 2006 were $54,212.

17

Segment Information

For management purposes, the Group is currently organized into two major principal activities – trading of mobile phone handsets and components and provision of design and solution for mobile phone.  These principal activities are the basis on which the Group reports its primary segment information.

2006	Provision of design & solution for mobile phone	Trading of mobile phone handsets & related components	Others	Total
	$	$	$	$

Sales	1,003,320	51,719,412	-	52,722,732

Cost of sales	717,912	48,088,619	-	48,806,531

Segment result	285,408	3,630,793	-	3,916,201

INNOCOM TECHNOLOGY HOLDINGS, INC.

(Formerly Dolphin Productions, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

17

Segment Information (cont’d)

2005	Provision of design & solution for mobile phone	Trading of mobile phone handsets & related components	Others	Total
	$	$	$	$

Sales	2,457,668	19,962,434	1,201	22,421,303

Cost of sales	399,944	16,905,199	300	17,305,443

Segment result	2,057,724	3,057,235	901	5,115,860

The Group’s operations are primarily in Hong Kong and China and the Group’s sales, gross profit and total assets attributable to other geographical areas are less than 10% of the Group’s corresponding consolidated totals for the period ended December 31, 2006.  Consequently, no segment information by geographical areas is presented.

18.

Events after balance sheet date

Disposal of subsidiaries

The wholly-owned subsidiary of the Company, ITHL, has entered into a Share Purchase Agreement dated May 16, 2007 with a Purchaser for the disposal of its wholly-owned subsidiary, NGIL, the holding company of BUCTCL, in a consideration of RMB44 million (approximately $5,640,000).  The consideration receivable is assigned from the Purchaser to a third party.  The Purchaser agrees that ITHL reserves the right of priority to license from the Purchaser the mobile phone handset design solutions already completed prior to the completion of the agreement under the terms and conditions subject to further negotiations.

Acquisition of mobile phone license

The wholly-owned subsidiary of the Company, ITHL, has entered into a License Agreement dated May 16, 2007 with the above third party for a 10 years mobile phone license in a consideration of RMB45 million (approximately $5,770,000).  If the third party can provide proof of legal title of the mobile phone license, additional license fee of RMB500,000 (approximately $64,000) per annum will be paid by ITHL.

Planned acquisition of land and building

The Group has entered into a Provisional agreement dated September 29, 2006 to purchase land and building in PRC to establish an assembly line of mobile phone handset.  There is no definitive sale and purchase agreement entered up to the date of this report.

INNOCOM TECHNOLOGY HOLDINGS, INC.

(Formerly Dolphin Productions, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

18.

Events after balance sheet date (cont’d)

Planned establishment of a joint venture

The Company has entered into a Memorandum of Understanding (“MOU”) dated February 27, 2007 with a Korean listed company.  Pursuant to this MOU, both parties are willing to set up a joint venture in PRC to promote a 3-D mobile contents platform.  There is no definitive joint venture agreement entered up to the date of this report.

Planned acquisition of a company

The wholly-owned subsidiary of the Company, ITHL, has entered into a Letter of Intent (“LOI”) dated February 12, 2007 with a third party.  Pursuant to this LOI, ITHL intends to acquire 100% interest of Shanghai BODA Electronic Co., Ltd.  There is no definitive equity transfer agreement entered up to the date of this report.

Planned acquisition of a related company

The wholly-owned subsidiary of the Company, ITHL, has entered into a Memorandum of Understanding (“MOU”) dated March 7, 2007 with Mr. Hui Yan Sui William (shareholder and chief executive officer of the Company), Mr. Tay Siew Leng (non-executive director of the Company since March 5, 2007) and third parties.  Pursuant to this MOU, ITHL intends to acquire 71.5% interest of Superior Precision Engineering Co. Limited.  Completion of acquisition is conditional upon completion of diligent inspections and assessments by ITHL.  There is no definitive sale and purchase agreement entered up to the date of this report.

19.

Comparative amounts

Certain amounts included in prior years’ consolidated financial statements have been reclassified to conform to the current year’s presentation on the basis of recapitalization accounting.  These reclassifications had no effect on reported total assets, liabilities, shareholders’ equity, or net income.