Form 10QSB
period 2007-03-31
INNOCOM TECHNOLOGY HOLDINGS, INC.
filed 2007-05-21
CIK 1076541

OMB APPROVAL OMB Number: 3235-0416 Expires: March 31, 2007 Estimated average burden Hours per response….182
UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-QSB

 (Mark One)

☒

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

+(852)-31021602

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

As of May 10, 2007 there were 37,898,251 shares of $.001 par value common stock issued and outstanding

Transitional Small Business Disclosure Format (Check one):  Yes ☐    No ☒

SEC2334(9-05)

Persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

FORM 10-QSB

INNOCOM TECHNOLOGY HOLDINGS, INC.

INDEX

		Page
PART I.	Financial Information

Item 1.  Unaudited Financial Statements

Balance Sheets – March 31, 2007 and March 31, 2006

Unaudited Condensed Statements of Operations for the Three Months Ended March

31, 2007 and March 31, 2006, and for the Cumulative period Through March 31, 2007

Unaudited Condensed Statements of Cash Flows for the Three Months Ended March

31, 2007 and March 31, 2006, and for the Cumulative period Through March 31, 2007

Notes to Unaudited Financial Statements

Item 2.  Management’s Discussion and Analysis of Financial Condition or Plan of

Operation

Item 3.  Controls and Procedures

		3 4 5 6 - 12 13 - 22 23
PART II.	Other Information Item 2. Unregistered Sales of Equity Securities and Use of Proceeds Item 5. Other Information Item 6. Exhibits and Reports on Form 8-K	23 23 23 23
	Signatures	24

(Inapplicable items have been omitted)

PART I.  FINANCIAL INFORMATION

ITEM  1.  Financial Statements (unaudited)

INNOCOM TECHNOLOGY HOLDINGS, INC.

[A Development Stage Company]

UNAUDITED CONDENSED BALANCE SHEETS

	At March 31, 2007	At March 31, 2006
	$	$

ASSETS
Current Assets :
Cash and cash equivalents	94,095	23,769
Accounts receivable	2,956,866	11,468,104
Prepaid expenses and other receivables	6,071,709	847,240
Advance to a related party	5,984,513	-
Inventories, net	-	246,611

Total Current Assets	15,107,183	12,585,724
Long-term deferred charges	5,152,613	-
Plant and equipment, net	664,564	720,169

TOTAL ASSETS	20,924,360	13,305,893

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Current Liabilities :
Accounts payable	1,597,095	226,683
Other payables and accrued liabilities	2,455,787	2,103,588
Income tax payable	1,477,658	1,037,328

Total Current Liabilities	5,530,540	3,367,599
Advance from a related party	-	2,838,569

TOTAL LIABILITIES	5,530,540	6,206,168

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY
Common stock
Par value : 2006 - US$0.001 (2006 – US$0.001)
Authorized: 2006 – 50,000,000 shares (2006 – 50,000,000)
Issued and outstanding: 2006 – 37,898,251 shares (2006 – 33,500,000)	37,898	33,500
Additional paid-in capital	6,950,321	22,501
Accumulated other comprehensive income	131,329	49,089
Retained earnings	8,274,272	6,994,635

TOTAL STOCKHOLDERS’ EQUITY	15,393,820	7,099,725

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	20,924,360	13,305,893

The accompanying notes are an integral part of these financial statements.

INNOCOM TECHNOLOGY HOLDINGS, INC.

[A Development Stage Company]

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	Three months ended		From Inception on June 26, 1998 to March 31,
	March 31,2007	March 31, 2006	2007
	$	$	$

Net sales	5,384,615	10,507,316	88,007,783
Cost of sales	(5,089,743)	(9,252,817)	(75,757,620)

Gross profit	294,872	1,254,499	12,250,163
Selling and distribution costs	(13,461)	(123,718)	(1,202,591)
Administrative and other
operating expenses	(554,947)	(95,900)	(1,515,529)

(Loss) income from operations	(273,536)	1,034,881	9,532,043
Interest income, net	2	(335)	216,814

(Loss) income before taxes	(273,534)	1,034,546	9,748,857
Income taxes –
Hong Kong profits tax of 17.5%	(37,377)	(172,934)	(1,474,584)

Net (loss) income	(310,911)	861,612	8,274,273

(Loss) Earnings per share
of common stock (cents)
- Basic	(0.82)	2.27	21.83
- Diluted	N/A	N/A	N/A

Weighted average number of
common stock (cents)
- Basic	37,898,251	37,898,251	37,898,251
- Diluted	N/A	N/A	N/A

The accompanying notes are an integral part of these financial statements.

INNOCOM TECHNOLOGY HOLDINGS, INC.

[A Development Stage Company]

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	Three months ended		From inception on June 26, 1998 to March 31, 2007
	March 31, 2007	March 31, 2006
	$	$	$
Cash flows from operating activities
Net income	(310,912)	861,612	8,274,272
Adjustments to reconcile net income to net cash
flows provided by operating activities :
Depreciation	1,708	92,689	260,095
Amortization of long-term deferred charges	487,117	-	779,387
Non-cash services	-	-	5,000
Income taxes	37,377	172,934	1,031,968

Changes in operating assets and liabilities :
Accounts receivable	(281,410))	(2,185,715)	(979,705)
Prepaid expenses and other receivables	(15,069)	293,266	(5,592,502)
Income tax receivable / payable	-	15,525	476,623
Inventories	-	52,486	540,889
Accounts payable	45,000	(55,663)	1,392,018
Other payables and accrued liabilities	(38,987)	651,905	1,639,592
Advance to / from a related party	67,982	21,277	(8,799,264)

Net cash flows (used in) / provided by
operating activities	(7,194)	(79,684)	(971,624)

Cash flows from investing activities
Acquisition of a subsidiary (net of acquired cash)	-	-	71,444
Acquisition of plant and equipment	-	-	(66,701)

Net cash flows (used in) / provided by
investing activities	-	-	4,743

Cash flows from financing activities
Proceeds from issuance of common stocks	-	-	1,126,783
Issuing expenses	-	-	(124,653)

Net cash flows provided by financing activities	-	-	1,002,130

Net (decrease) / increase in cash
and cash equivalents	(7,194)	(79,684)	35,24935,249
Effect of foreign currency translation on
cash and cash equivalents	-	(1,268)	58,84558,845
Cash and cash equivalents - beginning of year	101,288	104,721	-

Cash and cash equivalents - end of year	94,094	23,769	94,09494,094

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

4.

Summary of significant accounting policies

Basis of presentation and consolidation

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

Results of Operations for the Three-Month Periods Ended March 31, 2007 and 2006

Net Income.  Net income decreased by $5,122,701 from $10,507,316 in 2006 to $5,384,615 in 2007.

Net sales, gross profit and gross profit margin. Below is the summary of operations with different business segments, in design and solution provision for mobile phone and trading of mobile phone and related components respectively, for the three months ended March 31, 2007 and corresponding three months ended March 31, 2006.

	3 months ended March 31,	3 months ended March 31,

	2007	2006
	$	$
Net revenue
- Design and solution provision for mobile phone	-	133,153
- Trading of mobile phone and related components	5,384,615	10,374,163
	-
	5,384,615	10,507,316

Gross profit
- Design and solution provision for mobile phone	-	133,153
- Trading of mobile phone and related components	294,872	1,121,346
	-
	294,872	5,115,860

Gross profit ratio
- Design and solution provision for mobile phone	-	100.00%
- Trading of mobile phone and related components	5.48%	10.81%
-
	5.48%	11.94%

Trading of mobile phone handsets and components. During the period, sale decreased by approximately 48.10% from $10,374,163 to $5,384,615 relative to the prior period. The decease is attributable to Chinese New Year Holiday which is earlier than last period. During the period, we have liquid crystal display module components and spare parts during 2007, the gross profit margin of which is lower than complete set of mobile phone. As a result, the gross profit ratio drops from 10.81% in 2006 to 5.48% in 2007.

Design and solution provision for mobile phone. During the period, the design facilities of the design division has been moved from Beijing to Shanghai which is within one-hour drive from planned production divisions in Changzhou of Jiangsu Province. As a result, there is no result for the period ..

Future Development. .  Mobile phones have become fashionable products. We believe providing one-stop solution to our customers would create our blue ocean market. Therefore, during the period, we have taken below moves for vertical integration of mobile phone manufacturing.

We have applied and obtained approval in February 2007 to establish a wholly-foreign owned subsidiary in Jiangsu Province, the PRC.  We plan to invest US$4.5million to set up production plant with annual capacity for assembling 1.5million units of mobile phones, which is expansible to annual volume of 4million units.

On February 12, 2007, we have entered into a letter of intent to acquire entire interest in Shanghai Boda Electronics Co., Ltd. (“BODA”), a company formed under the laws of the PRC, the completion of which depends upon the result of the due diligent review. BODA has a strong logistic and distribution platform in provision of application solutions to component sourcing and delivery of finished mobile phone to wide variety customers in China. BODA has a strong design team in Texas Instruments platform which would be a complement to our current platform.

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

Liquidity and Capital Resources

As of December 31, 2006, the Company had on hand cash of $94,095, total current assets of $15,107,183 and plant and equipments of $664,564. It owed $5,530,540 in current liabilities.

There is net cash flow generated from financing activities for the three months ended March 31, 2007.

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

PART II OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

Reports on Form 8-K

Date

Items Reported

2-15-07

8.01, 9.01

3-5-07

8.01, 9.01

3-7-07

5.02

3-14-07

7.01, 8.01, 9.01

3-19-07

8.01, 9.01

3-29-07

5.02

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

INNOCOM TECHNOLOGY HOLDINGS, INC.

Date: May 19, 2007

By: /s/ William Yan Sui Hui

William Yan Sui Hui

Chief Executive Officer

Date: May 19, 2007

By: /s/ William Yan Sui Hui

William Yan Sui Hui

Chief Financial Officer