Form 10QSB
period 2007-06-30
INNOCOM TECHNOLOGY HOLDINGS, INC.
filed 2007-08-16
CIK 1076541

OMB APPROVAL OMB Number: 3235-0416 Expires: April 30, 2010 Estimated average burden Hours per response….182
UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-QSB

(Mark One)

☒

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

As of August 10, 2007 there were 37,898,251 shares of $.001 par value common stock issued and outstanding

Transitional Small Business Disclosure Format (Check one):  Yes ☐     No ☒

SEC2334(9-05)

Persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

FORM 10-QSB

INNOCOM TECHNOLOGY HOLDINGS, INC.

INDEX

Page
PART I.	Financial Information

Item 1.  Unaudited Financial Statements

Balance Sheets – June 30, 2007 and June 30, 2006

Unaudited Condensed Statements of Operations for the Three months Ended June

30, 2007 and June 30, 2006, for the Six months Ended June 30, 2007 and June 30, 2006, and for the Cumulative period Through June 30, 2007

Unaudited Condensed Statements of Cash Flows for the Six months Ended June

30, 2007 and June 30, 2006, and for the Cumulative period Through June 30, 2007

Notes to Unaudited Financial Statements

Item 2.  Management’s Discussion and Analysis of Financial Condition or Plan of

Operation

Item 3.  Controls and Procedures

3 4 5 6-12 23

PART II.	Other Information Item 5. Other Information Item 6. Exhibits and Reports on Form 8-K	23 23 23
	Signatures	24

(Inapplicable items have been omitted)

 PART I.  FINANCIAL INFORMATION

 ITEM  1.  Financial Statements (unaudited)

INNOCOM TECHNOLOGY HOLDINGS, INC.

[A Development Stage Company]

UNAUDITED CONDENSED BALANCE SHEETS

	At June 30, 2007	At June 30, 2006
	$	$

ASSETS
Current Assets :
Cash and cash equivalents	80,351	21,460
Accounts receivable	2,082,483	11,244,370
Prepaid expenses and other receivables	3,119,529	259,192
Advance to a related party	2,751,235	-
Inventories, net	-	712,475

Total Current Assets	8,033,598	12,237,497
Long-term deferred charges	10,624,603	-
Plant and equipment, net	11,008	665,359

TOTAL ASSETS	18.669,209	12,902,856

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Current Liabilities :
Accounts payable	1,380,996	196,701
Other payables and accrued liabilities	88,714	2,134,996
Income tax payable	1,523,712	1,277,810

Total Current Liabilities	2,993,422	3,,609,507
Advance from a related party	-	2,838,569

TOTAL LIABILITIES	2,993,422	6,448,076

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Common stock
Par value : 2007 - US$0.001 (2006 – US$0.001)
Authorized: 2007 – 50,000,000 shares (2006 – 50,000,000)
Issued and outstanding: 2007 – 37,898,251 shares (2006 – 33,500,000)	37,898	32,933
Additional paid-in capital	6,950,321	-
Accumulated other comprehensive income	(85,779)	5,385,057
Retained earnings	8,773.347	1,036,790

TOTAL STOCKHOLDERS’ EQUITY	15,675,787	6,454,780

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	18,669,209	12,902,856

The accompanying notes are an integral part of these financial statements.

INNOCOM TECHNOLOGY HOLDINGS, INC.

[A Development Stage Company]

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

					From
					Inception on
					June 26, 1998
	Three months ended		Six months ended		to June 30,
	June 30,2007	June 30, 2006	June 30,2007	June 30, 2006	2007
	$	$	$	$	$

Net sales	6,666,667	12,091,285	12,051,282	12,091,285	94,674,450
Cost of sales	(6,307,692)	(10,555,184)	(11,397,436)	(10,555,184)	(82,065,313)

Gross profit	358,975	1,536,101	653,846	1,536,101	12,609,137
Selling and distribution costs	(16,667)	(127,949)	(30,128)	(127,949)	(1,219,258)
Administrative and other
operating expenses	(614,031)	(81,394)	(1,168,978)	(81,394)	(2,129,560)

(Loss) income from operations	(271,723)	1,326,758	(545,260)	1,326,758	9,260,319
Gain on disposal of subsidiaries	599,737	-	599,737	-	816,555
Interest income, net	4	(7)	6	(7)	-

(Loss) income before taxes	328,018	1,326,751	54,483	1,326,751	10,076,874
Income taxes –
Hong Kong profits tax of 17.5%	(46,055)	(240,582)	(83,431)	(240,582)	(1,520,638)

Net (loss) income	281,963	1,086,169	(28,948)	1,086,169	8,556,236

(Loss) Earnings per share
of common stock (cents)
- Basic	0.74	3.30	(0.08)	3.30	22.58
- Diluted	N/A	N/A	N/A	N/A	N/A

Weighted average number of
common stock (cents)
- Basic	37,898,251	32,932,500	37,898,251	32,932,500	37,898,251
- Diluted	N/A	N/A	N/A	N/A	N/A

The accompanying notes are an integral part of these financial statements.

INNOCOM TECHNOLOGY HOLDINGS, INC.

[A Development Stage Company]

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	Six months ended		From inception on June 26, 1998 to
	June 30, 2007	June 30, 2006	June 30, 2007
	$	$	$
Cash flows from operating activities
Net (loss) income	(28,949)	1,086,169	8,556,235
Adjustments to reconcile net income to net cash
flows provided by operating activities :
Depreciation	500	54,810	258,890
Amortization of long-term deferred charges	979,646	-	1,271,915
Non-cash services	-	-	5,000
Gain on disposal of subsidiary companies	(599,737)	-	(599,737)
Income taxes	83,432	-	1,078,023

Changes in operating assets and liabilities :
Accounts receivable	(623,718)	(1,514,001)	(1,322,013)
Prepaid expenses and other receivables	(3,020,236)	589,184	(8,597,669)
Income tax receivable / payable	-	(159)	476,623
Inventories	-	(465,864)	540,889
Accounts payable	45,576	(29,982)	1,392,595
Other payables and accrued liabilities	(6,096)	173,446	1,672,483
Advance to / from a related party	3,301,260	-	(5,565,986)

Net cash flows (used in) / provided by
operating activities	131,678	(106,397)	(832,752)

Cash flows from investing activities
Acquisition of a subsidiary (net of acquired cash)	-	23,769	71,444
Disposal of subsidiary companies (net of disposed	5,811,904		5,811,904
cash)
Acquisition of deferred expenditure	(5,964,519)		(5,964,519)
Acquisition of plant and equipment	-	-	(66,701)

Net cash flows (used in) / provided by
investing activities	(152,615)	23,769	(147,872)

Cash flows from financing activities
Proceeds from issuance of common stocks	-	-	1,126,783
Issuing expenses	-	-	(124,653)

Net cash flows provided by financing activities	-	-	1,002,130

Net (decrease) / increase in cash
and cash equivalents	(20,937)	(82,628)	21,506
Effect of foreign currency translation on
cash and cash equivalents	-	(633)	58,845
Cash and cash equivalents - beginning of period	101,288	104,721	-

Cash and cash equivalents - end of period	80,351	21,460	80,351

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

Cash and cash equivalents

Cash and cash equivalents include all cash, deposits in banks and other highly liquid investments with initial maturities of six months or less.

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

Depreciation of plant and equipment is provided using the straight-line method over their estimated useful lives at the following annual :

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

Employees

As we will relocate our research and development division from Beijing to Shanghai, we disbanded most of our staff in our Beijing office recently. We currently have 15 employees, including 6 in sales and marketing, 4 in administration and management, and 5 in technical support and others.

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

Reaching our sales, profitability, volume and market share targets depends on numerous factors. These include our ability to offer products and solutions that meet the demands of the market and to manage the prices and costs of our products and solutions, our operational efficiency, the pace of development and acceptance of new technologies, our success in the business areas that we have recently entered, and general economic conditions. Depending on those factors, some of which we may influence and others of which are beyond our control, we may fail to reach our targets and we may fail to provide accurate forecasts of our sales and results of operations .

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

Results of Operations for the Three-Month Periods Ended June 30, 2007 and 2006, and for the Six-Month Periods Ended June 30, 2007 and 2006

Net Income.  For the three months ended June 30, 2007, net income decreased by $5,424,618 from $12,091,285 in 2006 to $6,666,667 in 2007.  For the six months ended June 30, 2007, net income decreased by $40,003 from $12,091,285 in 2006 to $12,051,282.

Net sales, gross profit and gross profit margin. Below is the summary of operations with different business segments, in design and solution provision for mobile phone and trading of mobile phone and related components respectively, for the three months ended June 30, 2007, for the six months ended June 30, 2007, and corresponding periods ended June 30, 2006.

	3 months ended June 30,	3 months ended June 30,	3 months ended June 30,	3 months ended June 30,
	2007	2006	2007	2006
	$	$	$	$
Net revenue
- Design and solution provision for mobile phone	-	-	-	-
- Trading of mobile phone and related components	6,666,667	12,091,285	12,051,282	12,091,285

	6,666,667	12,091,285	12,051,282	12,091,285

Gross profit
- Design and solution provision for mobile phone	-	-	-	-
- Trading of mobile phone and related components	358,974	1,536,101	653,846	1,536,101
	-
	358,974	1,536,101	653,846	1,536,101

Gross profit ratio
- Design and solution provision for mobile phone	-	-	-	-
- Trading of mobile phone and related components	5.38%	12.70%	5.43%	12.70%

	5.38%	12.70%	5.43%	12.70%

Trading of mobile phone handsets and components. For the three months ended June 30, 2007, sale decreased by approximately 44.86% from $12,091,285 to $6,666,667 relative to the prior period. The decease is attributable to low season of each year. During the period, we traded spare parts during 2007, the gross profit margin of which is lower than complete set of mobile phone. As a result, the gross profit ratio dropped from 12.70% in 2006 to 5.38% in 2007. As we acquired Innocom Technology Holdings Limited on March 30, 2006, results for the six months ended June 30, 2006 included only results of the second quarter of 2006.

Design and solution provision for mobile phone. During the first quarter of 2007, the design facilities of the design division has been moved from Beijing to Shanghai which is within one-hour drive from planned production divisions in Changzhou of Jiangsu Province. As a result, there is no result for both reported periods.

On May 16, 2007, we sold the entire interest in our Beijing design company for a consideration of RMB44 million (approximately $5,640,000).  The Purchaser agrees that we reserve the right of priority to license from the Purchaser the mobile phone handset design solutions already completed prior to the completion of the agreement under the terms and conditions subject to further negotiations.

Mobile phone assembling plant. We have obtained approval in February 2007 to establish a wholly-foreign owned subsidiary in Jiangsu Province, the PRC.  We plan to invest US$4.5 million to set up production plant with annual capacity for assembling 1.5million units of mobile phones, which is expansible to annual volume of 4 million units.  During the period, we have contributed US$3 million to this subsidiary for purchase of production equipment. We plan to test run the production plant by end of third quarter.

On May 16, 2007, we acquired a 10-year mobile phone manufacturing license for a consideration of RMB45 million (approximately $5,770,000) and annual license fee of RMB500,000 (approximately $64,000).

Future Development. .  Mobile phones have become fashionable products. We believe providing one-stop solutions to our customers would create our blue ocean market. Therefore, during the period, we have taken the below moves for vertical integration of mobile phone manufacturing.

On February 12, 2007, we entered into a letter of intent to acquire entire interest in Shanghai Boda Electronics Co., Ltd. (“BODA”), a company formed under the laws of the PRC, the completion of which depends upon the result of the due diligent review. BODA has a strong logistic and distribution platform in provision of application solutions to component sourcing and delivery of finished mobile phone to wide variety customers in China. BODA has a strong design team in Texas Instruments platform which would be a complement to our current platform.

On February 27, 2007, we entered into a memorandum of understanding (“MOU”) with Industry Community On-line Service Co., Ltd (“ICOLS”), a company formed under the laws of the Republic of Korea (“Korea”).  Pursuant to this MOU, the Company and ICOLS are willing to set up a joint venture (“JV”) in China to promote the 3D mobile contents platform (GNEX) of ICOLS in the China market.  In addition to the 3D mobile contents platform (GNEX), both parties will consider cooperation on the business of full 3D on-line games, SI & IT outsourcing, 3D solid LCD module, etc. ICOLS is listed on the KOSDAQ Stock Exchange of Korea and operates as a system & software developer and is the controlling company as well as the overseas agent of SINJISOFT Corporation (a company listed on KOSDAQ Stock Exchange of Korea).

On March 7, 2007, we entered into a memorandum of understanding with shareholders to acquire 71.5% interest of Superior Precision Engineering Company Limited (“SPE”), the completion of which depends upon the result of due diligence review.  SPE provides manufacturing service including tooling design and fabrication, injection molding, spraying, printing, laser marking and sub-assembly. Based on the result of due diligence review, we aborted the investment plan.

Liquidity and Capital Resources

As of June 30, 2007, the Company had on hand cash of $80,350, total current assets of $8,033,598, long-term deferred assets of 10,624,603 and plant and equipments of $11,008. It owed $2,993,422 in current liabilities.

There is no net cash flow generated from financing activities for the three months ended June 30, 2007.

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

PART II OTHER INFORMATION

ITEM 5.

OTHER INFORMATION

Mr. Eddie Cheung Wai Hung, aged 52, has been appointed as the Company’s Chief Financial Officer as of May 16, 2007.  For the past 12 years until May 14, 2007, Mr. Cheung was the branch manager of Shanghai Commercial Bank Limited at the North Point Branch.  Mr. Cheung possesses a Bachelor degree of Commerce from Curtin University of Technology, Perth, W. Austrailia.

 ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

No reports were filed on Form 8-K during the three months ended June 30, 2007.

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

Date: August 16, 2007

By: /s/ William Yan Sui Hui

William Yan Sui Hui

Chief Executive Officer

Date: August 16, 2007

By: /s/ Eddie Wai Hung Cheung

Eddie Wai Hung Cheung

Chief Financial Officer