Form 10QSB
period 2007-09-30
INNOCOM TECHNOLOGY HOLDINGS, INC.
filed 2007-11-14
CIK 1076541

OMB APPROVAL OMB Number: 3235-0416 Expires: April 30, 2010 Estimated average burden Hours per response….182
UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-QSB

 (Mark One)

☒

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.          Yes       No

APPLICABLE ONLY TO CORPORATE ISSUES

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

As of November 10, 2007 there were 37,898,251 shares of $.001 par value common stock issued and outstanding

Transitional Small Business Disclosure Format (Check one):  Yes  ☐     No ☒

SEC2334(9-05)

Persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

FORM 10-QSB

INNOCOM TECHNOLOGY HOLDINGS, INC.

INDEX

		Page
PART I.	Financial Information	3
	Item 1. Unaudited Financial Statements	3

	Balance Sheets – September 30, 2007 and September 30, 2006	3

	Unaudited Condensed Statements of Operations for the Three months Ended September 30, 2007 and September 30, 2006, for the Nine months Ended September 30, 2007 and September 30, 2006, and for the Cumulative period Through September 30, 2007	4

	Unaudited Condensed Statements of Cash Flows for the Nine months Ended September 30, 2007 and September 30, 2006, and for the Cumulative period Through September 30, 2007	5

	Notes to Unaudited Financial Statements	6 - 11

	Item 2. Management’s Discussion and Analysis of Financial Condition or Plan of Operation	12 - 22

	Item 3. Controls and Procedures	22

PART II.	Other Information Item 2. Unregistered Sales of Equity Securities and Use of Proceeds Item 5. Other Information Item 6. Exhibits and Reports on Form 8-K	22 22 22 23
	Signatures	24

(Inapplicable items have been omitted)

PART I.  FINANCIAL INFORMATION

 ITEM  1.  Financial Statements (unaudited)

INNOCOM TECHNOLOGY HOLDINGS, INC.

[A Development Stage Company]

UNAUDITED CONDENSED BALANCE SHEETS

	At September 30, 2007	At September 30, 2006
	$	$

ASSETS
Current Assets :
Cash and cash equivalents	75,654	917,375
Accounts receivable	1,761,956	12,103,425
Prepaid expenses and other receivables	4,981,782	206,329
Advance to a related party	893,577	-
Inventories, net	-	722,750

Total Current Assets	7,712,969	13,949,879
Long-term deferred charges	9,976,446	-
Plant and equipment, net	2,500	597,893

TOTAL ASSETS	17,691,915	14,547,772

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Current Liabilities :
Accounts payable	30,000	199,219
Other payables and accrued liabilities	65,125	944,468
Income tax payable	1,722,903	1,351,973

Total Current Liabilities	1,818,028	2,495,660
Advance from a related party	-	4,853,910

TOTAL LIABILITIES	1,818,028	7,349,570

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Common stock
Par value : 2007 - US$0.001 (2006 – US$0.001)
Authorized: 2007 – 50,000,000 shares (2006 – 50,000,000)
Issued and outstanding: 2007 – 37,898,251 shares (2006 – 33,500,000)	37,899	34,259
Additional paid-in capital	6,950,321	6,280,261
Accumulated other comprehensive income	(85,779)	(429,858)
Retained earnings	8,971,446	1,313,540

TOTAL STOCKHOLDERS’ EQUITY	15,873,887	7,198,202

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	17,691,915	14,547,772

The accompanying notes are an integral part of these financial statements.

INNOCOM TECHNOLOGY HOLDINGS, INC.

[A Development Stage Company]

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

					From Inception
	Three months ended		Nine months ended		on June 26, 1998
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006	to September 30, 2007
	$	$	$	$	$

Net sales	18,649,589	10,946,478	30,700,871	23,037,763	113,324,039
Cost of sales	(17,511,351)	(10,381,541)	(28,908,788)	(20,936,725)	(99,576,664)

Gross profit	1,138,238	564,937	1,792,083	2,101,038	13,747,375
Selling and distribution	-	(109,609)	(30,128)	(237,558)	(1,219,258)
costs
Administrative and other
operating expenses	(740,958)	(101,270)	(1,909,936)	(182,664)	(2,870,518)

(Loss) income from	397,280	(210,879)	(147,981)	1,680,816	9,657,599
operations
Gain on disposal o f	-	-	599,737	-	816,555
subsidiaries
Interest income, net	11	(4)	17	(11)	11

Income before taxes	397,291	354,054	451,773	1,680,805	10,474,165
Income taxes –
Hong Kong profits
tax of 17.5%	(199,192)	(77,304)	(282,623)	(317,886)	(1,719,830)

Net income	198,099	276,750	169,150	1,362,919	8,754,335

Earnings per share			1
of common stock (cents)
- Basic	0.52	0.81	0.45	3.98	23.10
- Diluted	N/A	N/A	N/A	N/A	N/A

Weighted average number
of common stock (cents)
- Basic	37,898,251	34,258,795	37,898,251	34,258,795	37,898,251
- Diluted	N/A	N/A	N/A	N/A	N/A

The accompanying notes are an integral part of these financial statements.

INNOCOM TECHNOLOGY HOLDINGS, INC.

[A Development Stage Company]

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	Nine months ended		From inception on June 26 1998 to
	September 30, 2007	September 30, 2006	September 30, 2007
	$	$	$
Cash flows from operating activities
Net income	169,150	1,362,919	8,754,334
Adjustments to reconcile net income to net cash
flows provided by operating activities :
Depreciation	9,008	122,276	267,398
Amortization of long-term deferred charges	979,646	-	1,271,916
Non-cash services	-	-	5,000
Gain on disposal of subsidiary companies	(599,737)	-	(599,737)
Income taxes	83,432	74,163	1,078,023

Changes in operating assets and liabilities :
Accounts receivable	(303,190)	(2,373,056)	(1,001,485)
Prepaid expenses and other receivables	(4,882,489)	656,557	(10,459,922)
Income tax receivable / payable	199,192	(159)	675,815
Inventories	-	(476,139)	540,889
Accounts payable	(1,305,419)	(27,464)	41,599
Other payables and accrued liabilities	(29,686)	(1,031,592)	1,648,893
Advance to / from a related party	5,158,918	2,015,341	(3,708,328)

Net cash flows (used in) / provided by
operating activities	(521,175)	322,846	(1,485,605)

Cash flows from investing activities
Acquisition of a subsidiary (net of acquired cash)	-	23,769	71,444
Disposal of subsidiary companies (net of disposed	5,811,904		5,811,904
cash)
Acquisition of deferred expenditure	(5,316,362)		(5,466,578)
Acquisition of plant and equipment	-	-	(66,701)

Net cash flows (used in) / provided by
investing activities	495,542	23,769	500,285

Cash flows from financing activities
Proceeds from issuance of common stocks	-	896,530	1,126,783
Issuing expenses	-	-	(124,653)

Net cash flows provided by financing activities	-	896,530	1,002,130

Net (decrease) / increase in cash
and cash equivalents	(25,633)	1,243,145	16,810
Effect of foreign currency translation on
cash and cash equivalents	-	(430,491)	58,845
Cash and cash equivalents - beginning of period	101,288	104,721	-

Cash and cash equivalents - end of period	75,655	917,375	75,655

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

3.

Description of business

The Company and its subsidiaries is engaged in trading of mobile phone handsets and components and provision of design and solution for mobile phone.

Name of company	Place and date of incorporation	Issued and fully paid capital	Principal activities

Innocom Technology Holdings Limited (“ITHL”) (Formerly Wisechamp Group Limited)	British Virgin Islands July 12, 2005	US$1 ordinary	Investment holding

Chinarise Capital (International) Ltd. (“CCIL”)	British Virgin Islands January 28, 2003	US$1 ordinary	Trading of mobile phone handsets and components

Next Giant International Limited (“NGIL”)	British Virgin Islands August 5, 2004	US$1 ordinary	Investment holding

Sky Talent Development Limited (“STDL”)	British Virgin Islands September 8, 2005	US$1 ordinary	Investment holding

Beijing Unismobile Communication Technology Co., Ltd. (“BUCTCL”)	The People’s Republic of China September 11, 2002	RMB20,000,000	Provision of design and solution for mobile phone

Innocom Mobile Technology Limited (“IMTL”)	Hong Kong June 21, 2006	HK$2,000,000 ordinary	Inactive

Pender Holdings Ltd.	British Virgin Islands September 8, 2003	US$1 ordinary	Trading of mobile phone handsets and components

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

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments, which amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 155”), and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.  SFAS No. 155 simplifies the accounting for certain derivatives embedded in other financial instruments by allowing them to be accounted for as a whole if the holder elects to account for the whole instrument on a fair value basis.  SFAS No. 155 also clarifies and amends certain other provisions of SFAS No. 133 and SFAS No. 140.  SFAS No. 155 is effective for all financial instruments acquired, issued or subject to a re-measurement event occurring in fiscal years beginning after September 15, 2006.  Earlier adoption is permitted, provided the Company has not yet issued financial statements, including for interim periods, for that fiscal year.  The Company does not believe the adoption of SFAS No. 155 will have a material impact on the Company’s consolidated financial position or results of operations.

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

Our industry continues to undergo significant changes. First, the mobile communications, information technology, media and consumer electronics industries are converging in some areas into one broader industry leading to the creation of new mobile devices, services and ways to use mobile devices. Second, while participants in the mobile communications industry once provided complete products and solutions, industry players are increasingly providing specific hardware and software layers for products and solutions. As a result of these changes, new market segments within our industry have begun to emerge and we have made significant investments in new business opportunities in certain of these market segments, such as smart-phones, imaging, games, music and enterprise mobility infrastructure. However, a number of the new market segments in the mobile communications industry are still in early states of their development, and it may be difficult for us to accurately predict which new market segments are the most advantageous for us to focus on. As a result, if the segments on which we have chosen to focus grow less than expected, we may not receive a return on our investment as soon as we expect, or at all. We may also forego growth opportunities in new market segments of the mobile communications industry on which we do not focus.

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

Results of Operations for the Three-Month Periods Ended September 30, 2007 and 2006, and for the Nine-Month Periods Ended September 30, 2007 and 2006

Net Income.  For the three months ended September 30, 2007, net income increased by $7,603,111 from $10,946,478 in 2006 to $18,549,589 in 2007.  For the nine months ended September 30, 2007, net income increased by $7,663,108 from $23,037,763 in 2006 to $30,700,871 in 2007.  As we acquired Innocom Technology Holdings Limited on March 30, 2006, results for the nine months ended September 30, 2006 included only results of the second and third quarters of 2006.

Net sales, gross profit and gross profit margin. Below is the summary of operations with different business segments, in design and solution provision for mobile phone and trading of mobile phone and related components respectively, for the three months ended September 30, 2007, for nine months ended September 30, 2007 and corresponding periods ended September 30, 2006.

	3 months ended September 30, 2007	3 months ended September 30, 2006	9 months ended September 30, 2007	9 months ended September 30, 2006

Net revenue
- Design and solution provision for mobile phone	-	-	-	-
- Trading of mobile phone and related components	18,649,589	10,946,478	30,700,871	23,037,763

	18,649,589	10,946,478	30,700,871	23,037,763

Gross profit
- Design and solution provision for mobile phone	-	-	-	-
- Trading of mobile phone and related components	1,138,238	564,937	1,792,083	2,101,038

	1,138,238	564,937	1,792,083	2,101,038

Gross profit ratio
- Design and solution provision for mobile phone	-	-	-	-
- Trading of mobile phone and related components	6.10%	5.16%	5.84%	9.12%

	6.10%	5.16%	5.84%	9.12%

Trading of mobile phone and related components is further analyzed in accordance with traded items as below.

	3 months ended September 30, 2007	3 months ended September 30, 2006	9 months ended September 30, 2007	9 months ended September 30, 2006

Net revenue
- Trading of mobile phone	-	-	-	1,961,043
- Trading of integrated circuit boards and parts	18,649,589	10,946,478	30,700,871	21,076,720

	18,649,589	10,946,478	30,700,871	23,037,763

Gross profit
- Trading of mobile phone	-	-	-	1,168,727
- Trading of integrated circuit boards and parts	1,138,238	564,937	1,792,083	932,611

	1,138,238	564,937	1,792,083	2,101,038

Gross profit ratio
- Trading of mobile phone	-	-	-	59.60%
- Trading of integrated circuit boards and parts	6.10%	5.16%	5.84%	4.42%

	6.10%	5.16%	5.84%	9.12%

Trading of mobile phone handsets and components. For the three months ended September 30, 2007, sale increase increased by 70.37% from 10,946,478 to $18,649,589 relative to the prior period. The increase is attributable to new customer in Shenzhen. During the period, we trade component parts.

We acquired Innocom Technology Holdings Limited on march 30, 2006, results for the nine months ended September 30, 2006 included only results of the second and third quarters of 2006. Accordingly, for the nine months ended September 30, 2007, sale increased by approximately 33.26% from $23,023,763 to $30,700,871 relative to the prior period. We trade only spare parts during 2007, the gross profit margin of which is lower than complete set of mobile phone. As a result, the gross profit ratio drops from 9.12% in 2006 to 6.13% in 2007.

Design and solution provision for mobile phone. During the first quarter of 2007, the design facilities of the design division has been moved from Beijing to Shanghai which is within one-hour drive from planned production divisions in Changzhou of Jiangsu Province.

On May 16, 2007, we dispose of entire interest in our Beijing design company for a consideration of RMB44 million (approximately $5,640,000).  The Purchaser agrees that we reserve the right of priority to license from the Purchaser the mobile phone handset design solutions already completed prior to the completion of the agreement under the terms and conditions subject to further negotiations.

Mobile phone assembling plant. We have obtained approval in February 2007 to establish a wholly-foreign owned subsidiary in Jiangsu Province, the PRC.  We plan to invest US$4.5million to set up production plant with annual capacity for assembling 1.5million units of mobile phones, which is expansible to annual volume of 4million units.  During nine months ended September 30, 2007, we have contributed US$3million to this subsidiary for purchase of production equipment. The production plant is test running.

On May 16, 2007, we has acquired a 10-year mobile phone manufacturing license for a consideration of RMB45 million (approximately $5,770,000) and annual license fee of RMB500,000 (approximately $64,000).

We have submitted three designed solutions for testing. We expect to obtain approval of production in December.

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

On March 7, 2007, we have entered into a memorandum of understanding with shareholders to acquire 71.5% interest of Superior Precision Engineering Company Limited (“SPE”), the completion of which depends upon the result of due diligence review.  SPE provides manufacturing service including tooling design and fabrication, injection molding, spraying, printing, laser marking and sub-assembly. Based on the result of due diligence review, we abort the investment plan.

Liquidity and Capital Resources

As of September 30, 2007, the Company had on hand cash of $75,654 total current assets of $7,712,969, long-term deferred assets of 9,976,446 and plant and equipments of $2,500. It owed $1,818,028 in current liabilities.

There is no net cash flow generated from financing activities for the three months ended September 30, 2007.

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

Date: November 12, 2007

By: /s/ William Yan Sui Hui

William Yan Sui Hui

Chief Executive Officer

Date: November 12, 2007

By: /s/ EddieWai Hung Cheung

William Yan Sui Hui

Chief Financial Officer