Form 10-K
period 2007-12-31
INNOCOM TECHNOLOGY HOLDINGS, INC.
filed 2008-04-15
CIK 1076541

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
  Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________  to  ________

Commission File Number 0- 50164

INNOCOM TECHNOLOGY HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Nevada	87-0618756
(State or other jurisdiction of Incorporation or organization)	(IRS Employer Identification No.)

Unit 3506, Bank of America Tower
12 Harcourt Road
Central, Hong Kong PRC
(Address of principal executive offices)

(852) 3102 1602
(Issuer's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to Section 12(g) of the Act: Common Stock ($0.001 par value)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

As of December 31, 2007, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $3,697,705.25 based on the closing sale price as reported on the Over-the-Counter Bulletin Board. As of April 10, 2008, there were 37,898,251 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

Innocom Technology Holdings, Inc.

FORM 10-K

For the Year Ended December 31, 2007

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements. These statements relate to future events or our future financial performance. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expect," "plan," "anticipate," "believe," "estimate," "predict," "potential" or "continue," the negative of such terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of the forward-looking statements. We undertake no duty to update any of the forward-looking statements after the date of this report to conform such statements to actual results or to changes in our expectations.

Readers are also urged to carefully review and consider the various disclosures made by us which attempt to advise interested parties of the factors which affect our business, including without limitation the disclosures made in PART I. ITEM 1A:. Risk Factors and PART II. ITEM 6 "Management's Discussion and Analysis or Plan of Operation" included herein.

PART I.
Item 1. Business

History

Innocom Technology Holdings, Inc., (the "Company") was organized under the laws of the state of Nevada on June 26, 1998 under the name Dolphin Productions, Inc., The Company has provided musical and other performance services for concerts and public events.  During the fiscal year ended September 30, 2003, the Company determined to shift its emphasis away from the presentation of concerts and toward the Internet marketing of recorded music.  The Company has not presented live musical concerts during then past two fiscal years.  The Company owns the rights to the domain name "dolphinproductions.net."  The Company has encountered substantial competitive, legal, technological and financial obstacles to its entry into the business of marketing recorded music through the Internet.  The Company has not generated substantial revenues from Internet marketing of musical properties.

On March 30, 2006, pursuant to an Agreement and Plan of Reorganization dated March 15, 2006 among the Company, Innocom Technology Holdings Limited, a British Virgin Islands corporation, (“Innocom”) and certain shareholders of Innocom, the Company acquired 100% of Innocom’s issued and outstanding common stock making Innocom a wholly owned subsidiary of the Company.  As a result, the Company, which previously had no material operations, has acquired the business of Innocom which have two principal business lines: design and solution provision for mobile phones, and trading of mobile phone handsets and related components.

In 2006, we change the name of the Company from Dolphin Production, Inc. to Innocom Technology Holdings, Inc.

Due to keen competition, the Company ceased the business of design and solution provision for mobile phone segment in the last quarter of 2006 and disposed of entire segment in May 2007 with a profit of US$599,544.

In February 2007, we have established a wholly-foreign owned subsidiary company to acquire distressed land, factory building and equipments under receivership from municipal government. Deposits have been paid by installments. We expect to complete the acquisition in near future. The factory will be used for assembling mobile phones under the trade mark we purchased in May 2007 and components parts on OEM basis.

In May 2007, we acquire a trade mark, namely “Tsinghua Unisplendour” for a period of 10 years.

In 2007, we discontinue the registration of domain name “dolphinproductions.net”.

Our Business

We provide sourcing of mobile phone handsets and components for customers on a wholesale basis.

Customers

Our customers include major mobile handset brand owners in China, such as TCL, CECT, Cosun Communications, Panda Communications and Zhejiang Holley Communication Group Co., Ltd.

We generate our revenue from sale of complete mobile handsets and component parts.

Facilities

We do not own any land and building. We currently rent a 200 square meters office with a lease period of two years in Hong Kong as our headquarter office.

Employees

As of December 31, 2007, we employed approximately 4 full-time employees. The Company does not have any collective bargaining agreements with its employees and we consider our employee relations to be good.

Website Access to our SEC Reports

Our Internet website address is www.innocomtechnology.com. Through our Internet website, we will make available, free of charge, the following reports as soon as reasonably practicable after electronically filing them with, or furnishing them to, the SEC: our Annual Reports on Form 10-K; our Quarterly Reports on Form 10-Q; our Current Reports on Form 8-K; and amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Our Proxy Statements for our Annual Stockholder Meetings are also available through our Internet website. Our Internet website and the information contained therein or connected thereto are not intended to be incorporated into this Annual Report on Form 10-K.

You may also obtain copies of our reports without charge by writing to:

Attn: Investor Relations
Unit 3506, Bank of America Tower
12 Harcourt Road
Central, Hong Kong PRC

The public may also read and copy any materials filed with the SEC at the SEC's Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549, or through the SEC website at www.sec.gov. The Public Reference Room may be contact at (800) SEC-0330. You may also access our other reports via that link to the SEC website.

Item 1A. Risk Factors

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

Our future revenues and results of operations may be difficult to forecast and results in prior periods may no be indicative of future results.

At times in the past and in certain segments, our revenues have fluctuated on a quarterly and annual basis as well as grown significantly and has decreased significantly. Accurate predictions of future revenues are difficult because of the rapid changes in the markets in which we operate.

Our results of operations have fluctuated and may continue to fluctuate significantly in the future as a result of a variety of factors, many of which are beyond our control. These factors include:

•	the addition of new clients or the loss of existing clients;

•	changes in fees paid by advertisers or other clients;

•	the introduction of new mobile technology services by us or our competitors;

•	variations in the levels of capital or operating expenditures and other costs relating to the maintenance or expansion of our operations, including personnel costs;

•	seasonality;

•
changes in results of operations brought about by newly acquired businesses or new joint ventures, which may be exceedingly difficult to predict due to management's lack of history with such businesses or joint ventures;

•	changes in governmental regulation of mobile communications; and

•	general economic conditions.

Our future revenues and results of operations may be difficult to forecast due to the above factors and the time we may need to adequately respond to any changes in them. Our profit margins may suffer if we are unable to pass some of the costs on to our customers. In addition, our expense levels are based in large part on our investment plans and estimates of future revenues. Any increased expenses may precede or may not be followed by increased revenues, as we may be unable to, or may elect not to, adjust spending in a timely manner to compensate for any unexpected revenue shortfall. As a result, we believe that period-to-period and year-to-year comparisons of our results of operations may not be meaningful.

Acquisitions may harm our financial results.

Acquisitions have been part of our growth and may continue to be part of our growth in the future. Our acquisitions may be of entire companies, certain assets of companies, controlling interests in companies or of minority interests in companies where we intend to invest as part of a strategic alliance. If we are not successful in integrating companies that we acquire or are not able to generate adequate sales from the acquired entities, our business could be materially and adversely affected.

We depend on proprietary rights and we face the risk of infringement.

Our success and ability to compete are substantially dependent on our internally developed technologies and trademarks, which we protect through a combination of copyright, trade secret and trademark law. Patent applications and trademark applications we submit may not be approved. Even if they are approved, such patents or trademarks may be successfully challenged by others or invalidated. If our trademark registrations are not approved because third parties own such trademarks, our use of such trademarks will be restricted unless we enter into arrangements with such third parties that may be unavailable on commercially reasonable terms.

We generally enter into confidentiality or license agreements with our employees, consultants and corporate partners, and generally control access to and distribution of our technologies, documentation and other proprietary information. Despite our efforts to protect our proprietary rights from unauthorized use or disclosure, parties may attempt to disclose, obtain or use our solutions or technologies. The steps we have taken may not prevent misappropriation of our solutions or technologies, particularly in many foreign countries in which we operate, where laws or law enforcement practices may not protect our proprietary rights as fully as in the United States.

We have, from time to time, been, and may in the future be, subject to claims of alleged infringement of the trademarks and other intellectual property rights of third parties by us or by customers who employ our advertising solutions. We may be required, or may elect, to indemnify these parties against such claims. Such claims and any resultant litigation could subject us to significant liability for damages and could result in the invalidation of our proprietary rights. In addition, even if we prevail, such litigation could be time-consuming and expensive to defend, and could result in the diversion of our time and attention, any of which could materially and adversely affect our business, results of operations and financial condition. Any claims or litigation from third parties may also result in limitations on our ability to use the trademarks and other intellectual property subject to such claims or litigation unless we enter into arrangements with the third parties responsible for such claims or litigation, which may be unavailable on commercially reasonable terms, if at all.

Future currency fluctuations and restrictions on currency exchange may adversely affect our business, including limiting our ability to convert Chinese renminbi into foreign currencies and, if Chinese renminbi were to decline in value, reducing our revenues in U.S. dollar terms.

Our reporting currency is the U.S. dollar and our operations in China and Hong Kong use their respective local currencies as their functional currencies. The majority of our revenues derived and expenses incurred are in currencies other than the U.S. dollar. We are subject to the effects of exchange rate fluctuations with respect to any of these currencies. We can offer no assurance that these will be stable against the U.S. dollar or any other foreign currency.

The income statements of our international operations are translated into U.S. dollars at the average exchange rates in each applicable period. To the extent the U.S. dollar strengthens against foreign currencies, the translation of these foreign currencies denominated transactions results in reduced revenues, operating expenses and net income for our international operations. Similarly, to the extent the U.S. dollar weakens against foreign currencies, the translation of these foreign currency denominated transactions results in increased revenues, operating expenses and net income for our international operations. We are also exposed to foreign exchange rate fluctuations as we convert the financial statements of our foreign subsidiaries into U.S. dollars in consolidation. If there is a change in foreign currency exchange rates, the conversion of the foreign subsidiaries' financial statements into U.S. dollars will lead to a translation gain or loss which is recorded as a component of other comprehensive income. In addition, we have certain assets and liabilities that are denominated in currencies other than the relevant entity's functional currency. Changes in the functional currency value of these assets and liabilities create fluctuations that will lead to a transaction gain or loss. We have not entered into agreements or purchased instruments to hedge our exchange rate risks, although we may do so in the future. The availability and effectiveness of any hedging transactions may be limited and we may not be able to successfully hedge our exchange rate risks.

Changes to existing accounting pronouncements, including SFAS 123R, or taxation rules or practices may adversely affect our reported results of operations or how we conduct our business.

A change in accounting pronouncements or taxation rules or practices can have a significant effect on our reported results and may even affect our reporting of transactions completed before the change is effective. Pursuant to SEC rules, we are required to implement the Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R") starting in the first quarter of 2006. SFAS 123R requires us to measure compensation costs for all share-based compensation (including stock options and our employee stock purchase plan, as currently constructed) at fair value and take compensation charges equal to that value. The method that we use to determine the fair value of stock options is based upon, among other things, the volatility of our ordinary shares. The price of our ordinary shares has historically been volatile. Therefore, the requirement to measure compensation costs for all share-based compensation under SFAS 123R could negatively affect our profitability and the trading price of our ordinary shares. SFAS 123R and the impact of expensing on our reported results could also limit our ability to continue to use stock options as an incentive and retention tool, which could, in turn, hurt our ability to recruit employees and retain existing employees. Other new accounting pronouncements or taxation rules and varying interpretations of accounting pronouncements or taxation practice have occurred and may occur in the future. This change to existing rules, future changes, if any, or the questioning of current practices may adversely affect our reported financial results or the way we conduct our business.

While we believe that we currently have adequate internal control procedures in place, we are still exposed to potential risks from recent legislation requiring companies to evaluate controls under Section 404 of the Sarbanes-Oxley Act of 2002.

While we believe that we currently have adequate internal control procedures in place, we are still exposed to potential risks from recent legislation requiring companies to evaluate controls under Section 404 of the Sarbanes-Oxley Act of 2002. Under the supervision and with the participation of our management, we have evaluated our internal controls systems in order to allow management to report on our internal controls, as required by Section 404 of the Sarbanes-Oxley Act. We have performed the system and process evaluation and testing required in an effort to comply with the management certification requirements of Section 404. As a result, we have incurred additional expenses and a diversion of management's time. If we are not able to continue to meet the requirements of Section 404 in a timely manner or with adequate compliance, we might be subject to sanctions or investigation by regulatory authorities, such as the SEC or the Nasdaq National Market. Any such action could adversely affect our financial results and the market price of our ordinary shares.

Our stock price has been historically volatile and may continue to be volatile, which may make it more difficult for you to resell shares when you want at prices you find attractive.

The trading price of our ordinary shares has been and may continue to be subject to considerable daily fluctuations. During the twelve months ended December 31, 2007, the closing sale prices of our ordinary shares on the Over-the-Counter Bulletin Board ranged from $1.93 to $0.13 per share and the closing sale price on April 11, 2008 was $0.30 per share. Our stock price may fluctuate in response to a number of events and factors, such as quarterly variations in operating results, announcements of technological innovations or new products and media properties by us or our competitors, changes in financial estimates and recommendations by securities analysts, the operating and stock price performance of other companies that investors may deem comparable, new governmental restrictions or regulations and news reports relating to trends in our markets. In addition, the stock market in general, and the market prices for China-related and mobile phone-related companies in particular, have experienced extreme volatility that often has been unrelated to the operating performance of such companies. These broad market and industry fluctuations may adversely affect the price of our ordinary shares, regardless of our operating performance.

We may be classified as a passive foreign investment company, which could result in adverse U.S. tax consequences to U.S. investors.

Based upon the nature of our income and assets, we may be classified as a passive foreign investment company, or PFIC, by the United States Internal Revenue Service for U.S. federal income tax purposes. This characterization could result in adverse U.S. tax consequences to you. For example, if we are a PFIC, our U.S. investors will become subject to increased tax liabilities under U.S. tax laws and regulations and will become subject to more burdensome reporting requirements. The determination of whether or not we are a PFIC is made on an annual basis, and those determinations depend on the composition of our income and assets, including goodwill, from time to time. Although in the past we have operated our business and in the future we intend to operate our business so as to minimize the risk of PFIC treatment, you should be aware that certain factors that could affect our classification as PFIC are out of our control. For example, the calculation of assets for purposes of the PFIC rules depends in large part upon the amount of our goodwill, which in turn is based, in part, on the then market value of our shares, which is subject to change. Similarly, the composition of our income and assets is affected by the extent to which we spend the cash we have raised on acquisitions and capital expenditures. In addition, the relevant authorities in this area are not clear and so we operate with less than clear guidance in our effort to minimize the risk of PFIC treatment. Therefore, we cannot be sure whether we are not and will not be a PFIC for the current or any future taxable year. In the event we are determined to be a PFIC, our stock may become less attractive to U.S. investors, thus negatively impacting the price of our stock.

We may be exposed to infringement claims by third parties, which, if successful, could cause us to pay significant damage awards.

Third parties may initiate litigation against us alleging infringement of their proprietary rights. In the event of a successful claim of infringement and our failure or inability to develop non-infringing technology or license the infringed or similar technology on a timely basis, our business could be harmed. In addition, even if we are able to license the infringed or similar technology, license fees could be substantial and may adversely affect our results of operations.

Our failure to compete successfully may hinder our growth.

The markets for mobile technology and related products and services are intensely competitive and such competition is expected to increase. Our failure to compete successfully may hinder our growth. We believe that our ability to compete depends upon many factors both within and beyond our control, including:

•	the development of new mobile technology;

•	the timing and market acceptance of new products and enhancements of existing services developed by us and our competitors;

•	the ability to attract and retain qualified personnel;

•	changing demands regarding customer service and support;

•	shifts in sales and marketing efforts by us and our competitors; and

•	the ease of use, performance, price and reliability of our services and products.

Some of our competitors have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical and marketing resources than ours. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the ability of their products or services to address the needs of our prospective clients. In addition, most online advertising companies are seeking to broaden their business models, so that companies that do not currently compete directly with us may decide to compete more directly with us in the future. We may be unable to compete successfully against current or future competitors.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our principal executive offices are located at Unit 3506, Bank of America Tower, 12 Harcourt Road, Central, Hong Kong . In 2006, we began renting office facilities consisting of approximately 200 square meters in Hong Kong, our current headquarters, for a period of two (2) years on a month-to-month basis at $8,718 per month. During the twelve months ended December 31, 2007, total payments for all property rent was $104,581 (Fifteen months ended December 31, 2006: $54,212)

We periodically evaluate our facilities requirements. Some of our facilities are sublet in whole or in part.

Item 3. Legal Proceedings

We are not involved in any material pending legal proceedings at this time, and management is not aware of any contemplated proceeding by any governmental authority.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders.

PART II.

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is traded on the Over-the-Counter Bulletin Board under the symbol “INCM.OB”. As of April 11, 2008, there were: (i)260 shareholders of record, without giving effect to determining the number of shareholders who hold shares in "street name" or other nominee status; (ii) no outstanding options to purchase shares of our common stock; (iii) outstanding 37,898,251 shares of our common stock, of which 3,938,508 shares are either freely tradeable or eligible for sale under Rule 144 or Rule 144K, and (v) no shares subject to registration rights.

The following table sets forth, for the fiscal quarters indicated, the high and low closing prices as reported by the Over-the-Counter Bulletin Board. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

Sales Price

	High	Low
Fiscal 2007
First Quarter	$1.93	$0.45
Second Quarter	$0.65	$0.24
Third Quarter	$0.99	$0.16
Fourth Quarter	$0.50	$0.13

Fiscal 2006
First Quarter	$2.30	$1.00
Second Quarter	$2.90	$1.50
Third Quarter	$2.30	$1.75
Fourth Quarter	$2.30	$1.51

Dividend Policy

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

Recent Sales of Unregistered Securities

During the year ended December 31, 2007, we did not issue any securities that were not registered under the Securities Act of 1933, as amended (the “Securities Act”).

Item 6. Selected Financial Data.

The following tables summarize the consolidated financial data of Innocom Technology Holdings, Inc. for the periods presented. You should read the following financial information together with the information under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes to these consolidated financial statements appearing elsewhere in this Form 10-K.

	Year ended September 30,			Fifteen months ended December 31,	Year ended December 31,
	2003	2004	2005	2006	2007
Revenue	$2,000	$0	$1,201	$52,722,732	$2,241,726
Cost of sales	0	0	(300)	(48,806,531)	0
Gross profit	2,000	0	901	3,916,201	2,241,726
Depreciation and amortization	0	0	0	(505,557)	(6,000,306)
Selling and distribution expenses	0	0	0	(156,591)	0
General and administrative expenses	(26,407)	(14,111)	(7,417)	(353,552)	(468,665)
Other income	0	0	11	126,437	592,696
Interest expense	0	(25)	0	0	0
Income before income tax	(24,407)	(14,136)	(6,505)	3,026,938	(3,634,549)
Income tax expense	(20)	0	0	(574,777)	0
Net income attributable to the Shareholders of the Company	$(24,427)	$(14,136)	$(6,505)	$2,452,161	$(3,634,549)
Earnings per Share — basic (US$)	$(0.05)	$(0.03)	$(0.01)	$0.11	$(0.10)
Earnings per Share — diluted (US$)	$(0.05)	$(0.03)	$(0.01)	$0.11	$(0.10)

	As at September 30,			As at December 31,
	2003	2004	2005	2006	2007
Cash and cash equivalents	$2,995	$21,002	$10,683	$101,288	$3,597
Total current assets	3,725	21,732	10,683	14,885,879	30,233
Total assets	3,725	21,732	10,683	21,191,881	14,098,908
Short-term borrowings	0	0	0	0	0
Total current liabilities	22,560	4,703	159	5,487,149	2,037,491
Total stockholders’ equity	(18,835)	17,029	10,524	15,704,732	12,061,417

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The information in this discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties, including statements regarding our capital needs, business strategy and expectations. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expect", "plan", "intend", "anticipate", "believe", "estimate", "predict", "potential" or "continue", the negative of such terms or other comparable terminology. Actual events or results may differ materially. We disclaim any obligation to publicly update these statements, or disclose any difference between its actual results and those reflected in these statements. The information constitutes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.

Overview and Future Plan of Operations

In 2007, our revenues dropped by 96% from $51,719,412 in 2006 to $2,241,726 in 2007 primarily resulting from different accounting basis in recognition of income in respect of trading of mobile phone and related components..

In 2008, the Company will strengthen our trading of mobile phones and related components. We will also put the assembling production factory situated in Changzhou, Jiangsu Province, China in commercial production. This factory will assembling mobile phones under the purchased trade mark namely “Tsinghua Unisplendour” and other mobile phone components on OEM basis.

Results of Operations for the Year Ended December 31, 2007 and Fifteen Months ended December 31, 2006

During the twelve months ended December 31, 2007, we experienced a net loss of $3,643,549. The loss is attributable to write off share based consulting fee of $5,637,887 during the year.

Revenue

The following table sets forth our net revenues by each operational division for the year ended December 31, 2007 and fifteen months ended December 31, 2006:

	Year ended December 31, 2007	Fifteen months ended December 31,2006	Variance
Design and Solution Provision for Mobile Phone	$-	$-	$-	-%
Trading of Mobile Phone & Related Components	2,241,726	51,719,412	(49,477,686)	-96%
	$2,241,726	$51,719,412	$(49,477,686)	-96%

Design and Solution Provision for Mobile Phone Segment Revenue

There is no revenue for our Design and Solution for Mobile Phone Segment for both the year ended December 31, 2007 and fifteen months ended December 31, 2006 as we have ceased business of this segment since last quarter of 2006. The revenue for the fifteen months ended December 31, 2006 is netted with income from discontinuous operations.

Trading of Mobile Phone and Related Components Segment Revenue

During the year ended December 31, 2007, we derived $2,241,726 revenue from our Trading of Mobile Phone and Related Component operations, representing a decrease in revenue of $49,477,686 or 96% decrease from the comparable fifteen months ended December 31, 2006 in which revenue from Trading of Mobile Phone and Related Components amounting to $51,719,412.

The decrease is due to different accounting policy in recognition of income in respect of trading mobile phones and related components. During 2007, we trade mobile phones and related components on commission basis. As a result, net revenues, at a rate of 6% based on the gross amount of $36,729,800 billed to the customers, are recorded as the Company’s income.

Cost of Sales

Cost of Sales by Segment for Year Ended December 31, 2007 and Fifteen Months Ended December 31, 2006 are set out as follows:

	Year ended December 31, 2007	Fifteen months ended December 31,2006	Variance
Design and Solution Provision for Mobile Phone	$-	$-	$-	-%
Trading of Mobile Phone & Related Components	-	48,088,619	(48,088,619)	-100%
	$-	$48,088,619	$(48,088,619)	-100%

As a result of cessation of business in respect of design and solution provision for mobile phone as well as trading cost being netted with billed cost as revenue, the Company does not have any cost of sales for 2007.

Design and Solution Provision for Mobile Phone Segment

For fifteen months ended December 31, 2006, cost of sales for our Design and Solution Provision for Mobile Phone Segment were netted with the income from discontinuous operation.

Trading of Mobile Phone and Related Components Segment

Cost of sales for our Trading of Mobile Phone and Related Components Segment for fifteen months ended December 2006 were $48,088,619.

Selling and Administrative Expenses

Selling and Administrative Expenses (excluding depreciation, amortization of long-term deferred charges, amortization of intangible assets and loss on disposal of plant and equipment) by Segment for year ended December 31, 2007 and fifteen months ended December 31, 2006 are summarized as follows:

	Year ended December 31, 2007	Fifteen months ended December 31, 2006	Variance
Design and Solution Provision for Mobile Phone	$-	$-	$-	-%
Trading Mobile Phone & Related Components	468,665	397,045	71,620	18.04%
	$468,665	$397,045	$71,620	18.04%

Selling, general and administrative expenses increased by $71,620 to $468,665 for year ended December 31, 2007 as compared to $397,045 for the fifteen months ended December 31, 2006. The increase in expenses was primarily attributable to increase in full time employees from 2 to 4..

Design and Solution Provision for Mobile Phones

There is no administrative expenses for our Design and Solution for Mobile Phone Segment for both the year ended December 31, 2007 and fifteen months ended December 31, 2006 as we have ceased business of this segment since last quarter of 2006. The selling and administrative expenses for the fifteen months ended December 31, 2006 are netted into income from discontinued operations.

Trading of Mobile Phone and Related Components

Selling, general and administrative expenses increased by $71,620 to $468,665 for year ended December 31, 2007 as compared to $397,045 for the fifteen months ended December 31, 2006. The increase in expenses was primarily attributable to increase in full time employees from 2 to 4.

Depreciation, Amortization of Long-term Deferred Charges, Amortization of Intangible Assets, and Loss on Disposal of Plant and Equipment

Below table set out the components of non-cash items:

	Year ended December 31, 2007	Fifteen months ended December 31, 2006
Loss on disposal of plant and equipment	$8,088	$-
Depreciation	4,665	6,586
Amortization of intangible assets	357,754	-
Amortization of long-term deferred consultancy fee	5,637,887	292,270
	$6,008,394	$298,856

The depreciation policy adopted in 2007 was consistent with that adopted in 2006.

The increase in amortization of intangible assets as we have acquired trade mark for our mobile phones during the year ended December 31, 2007. The amortization is made over purchase period of 10 years.

The increase in amortization of long-term deferred charges during the year ended December 31, 2007 as we have terminated certain service agreements because no services were rendered to the Company during 2007.

Other Income (Expense)

Total other income for both periods presented was immaterial and consisted of the following:

	Year ended December 31, 2007	Fifteen months ended December 31, 2006
Other income
Interest income	$1,240	$1,154
Gain on disposal of subsidiaries	599,544	-
	$600,784	$1,154

Interest expense	$-	$-

For the year ended December 31, 2007, miscellaneous other income primarily includes gain on disposal of subsidiaries. For the fifteen months ended December 31, 2006, other than interest income there is no miscellaneous other income.

Net Loss

Net loss for 2007 was $3,634,549 compared to net profit of $2,452,161 in 2006. Loss is primarily attributed to write-off of long-term deferred consultancy fee.

Net Loss by Segment For Year Ended December 31, 2007 and Fifteen Months Ended December 2006

	Year ended December 31, 2007	Fifteen Months ended December 31, 2006	Variance
Design & Solution Provision for Mobile Phone	$599,544	$90,892	$508,652	560%
Trading Mobile Phone & Related Components	(4,234,093)	2,361,269	(6,595,362)-	279%
	$(3,634,549)	$2,452,161	$(6,086,710)-	248%

Design and Solution Provision for Mobile Phones

The net profit of $599,544 in our Design and Solution Provision for Mobile Phone segment resulted from disposal of the segment.

Trading of Mobile Phone and Related Components

The net loss of $4,234,093 in our Trading of Mobile Phone and Related Component segment is primarily due to write of long-term deferred charges.

Trends, Events, and Uncertainties

Product life cycle of a mobile phone design solution has been shortened as mobile phones have become fashionable products. Few licensed manufacturer is willing to design a solution from scratch. As a result, gross profit margin for design and solution provision for mobile phones is squeezed from the peak of 70% to not more than 15%. Thus, we ceased this segment in last quarter of 2006 and disposed of in May 2007.

In 2007 fiscal year, we focus on establishing our assembling plant in Changzhou, Jiangsu Province, China. In February 2007 have established wholly-foreign owned subsidiary company to acquire land, building and equipment forfeited by bank through municipal government. Deposits have been paid and trial production has been completed. We look forward to put the plant in commercial production in second quarter of 2008 upon receiving relevant licenses. We will assembling mobile phones under the purchased trade mark namely “Tsinghua Unisplendour” and other mobile phone components on OEM basis.

Liquidity and Capital Resources for the Twelve Month Period Ended December 31, 2007 and 2006

Cash flows from operating activities

We experienced positive cash flows provided by operations in the amount of $2,456,180 for the year ended December 31, 2007.

We experienced positive cash flows provided by operations in the amount of $7,850,597 for the fifteen months ended December 31, 2006.

Cash flows from investing activities

During 2007, we purchase a 10-year trade mark for $5,960,775 and pay $8,448,584 deposits for acquisition of plant and equipment, part of which financed by repayment receipt for amount due from a related party.

Cash flows from financing activities

During 2007, there are no financing activities.

Liquidity

On a long-term basis, our liquidity will be dependent on establishing profitable operations, receipt of revenues, additional infusions of capital and additional financing. If necessary, we may raise capital through an equity or debt offering. The funds raised from this offering will be used to develop and execute our business plan. However, there can be no assurance that we will be able to obtain additional equity or debt financing in the future, if at all. If we are unable to raise additional capital, our growth potential will be adversely affected. Additionally, we will have to significantly modify our plans.

Critical Accounting Policies

The financial statements are prepared in accordance with accounting principles generally accepted in the U.S., which requires us to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying financial statements and related footnotes. In preparing these financial statements, management has made its best estimates and judgments of certain amounts included in the financial statements, giving due consideration to materiality. We do not believe there is a great likelihood that materially different amounts would be reported related to the accounting policies described below. However, application of these accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates.

Details of critical accounting policies are set out in notes to the financial statements included in Item 8.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Foreign Exchange Risk

While our reporting currency is the U.S. Dollar, all of our consolidated revenues and consolidated costs and expenses are denominated in Renminbi. All of our assets are denominated in RMB except for cash. As a result, we are exposed to foreign exchange risk as our revenues and results of operations may be affected by fluctuations in the exchange rate between U.S. Dollars and RMB. If the RMB depreciates against the U.S. Dollar, the value of our RMB revenues, earnings and assets as expressed in our U.S. Dollar financial statements will decline. We have not entered into any hedging transactions in an effort to reduce our exposure to foreign exchange risk.

Inflation

Inflationary factors such as increases in the cost of our product and overhead costs may adversely affect our operating results. Although we do not believe that inflation has had a material impact on our financial position or results of operations to date, a high rate of inflation in the future may have an adverse effect on our ability to maintain current levels of gross margin and selling, general and administrative expenses as a percentage of net revenues if the selling prices of our products do not increase with these increased costs.

Item 8. Financial Statements and Supplementary Data.

INNOCOM TECHNOLOGY HOLDINGS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
Innocom Technology Holdings, Inc.

We have audited the accompanying consolidated balance sheet of Innocom Technology Holdings, Inc. and its subsidiaries (“the Company”) as of December 31, 2007 and the related consolidated statements of operations and comprehensive (loss) income, cash flows and stockholders’ equity for the year ended December 31, 2007. The financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2007 and the results of operations and cash flows for the year ended December 31, 2007 and in conformity with accounting principles generally accepted in the United States of America.

Zhong Yi (Hong Kong) C.P.A. Company Limited
Certified Public Accountants

Hong Kong, China April 14, 2008

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

/s/ Dominic K.F. Chan & Co.
Dominic K.F. Chan & Co
Certified Public Accountants Hong Kong May 16, 2007

INNOCOM TECHNOLOGY HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2007 AND 2006
(Currency expressed in United States Dollars (“US$”), except for number of shares)

	As of December 31,
	2007		2006
ASSETS
Current assets:
Cash and cash equivalents		$3,597		$101,288
Accounts receivable, trade		-		2,675,456
Prepaid expenses and other receivables		26,636		6,056,640
Amount due from a related party		-		6,052,495

Total current assets		30,233		14,885,879
Non-current assets:
Investment in an unconsolidated entity		8,463,464		-
Intangible assets, net		5,603,129		-
Long-term deferred charges, net		-		5,639,730
Plant and equipment, net		2,082		666,272

TOTAL ASSETS		$14,098,908		$21,191,881

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, trade		$-		$1,552,095
Amount due to a related party		128		-
Deferred revenue		400,290		-
Income tax payable		1,439,376		1,440,280
Other payables and accrued liabilities		197,697		2,494,774

Total current liabilities		2,037,491		5,487,149
TOTAL LIABILITIES		$2,037,491		$5,487,149

Commitments and contingencies	$		$

Stockholders’ equity:
Common stock, $0.001 par value; 50,000,000 shares authorized; 37,898,251 shares and 37,898,251 shares issued and outstanding as of December 31, 2007 and 2006		37,898		37,898
Additional paid-in capital		6,901,232		6,901,232
Accumulated other comprehensive income		171,652		180,418
Retained earnings		4,950,635		8,585,184

Total stockholders’ equity		12,061,417		15,704,732
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		$14,098,908		$21,191,881

See accompanying notes to consolidated financial statements.

INNOCOM TECHNOLOGY HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
FOR THE YEAR ENDED DECEMBER 31, 2007 AND THE PERIOD
 FROM OCTOBER 1, 2005 TO DECEMBER 31, 2006
(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Year ended December 31, 2007	Period from October 1, 2005 to December 31, 2006
REVENUES, NET	$2,241,726	$51,719,412

COST OF REVENUES	-	48,088,619

GROSS PROFIT	2,241,726	3,630,793
Operating expenses:
Sales and marketing	-	129,299
General and administrative	6,468,971	566,602
Total operating expenses	6,468,971	695,901
(LOSS) INCOME FROM OPERATIONS	(4,227,245)	2,934,892
Other income (expense):
Interest income	1,240	1,154
Loss from disposal of plant and equipment	(8,088)	-

(LOSS) INCOME BEFORE INCOME TAX	(4,234,093)	2,936,046

Income tax expenses	-	(574,777)

(LOSS) INCOME FROM CONTINUING OPERATIONS	(4,234,093)	2,361,269

INCOME FROM DISCONTINUED OPERATIONS	-	90,892

GAIN FROM DISPOSAL OF DISCONTINUED OPERATIONS	599,544	-

NET (LOSS) INCOME	$(3,634,549)	$2,452,161

Other comprehensive (loss) income:
- Foreign currency translation (loss) gain	(8,766)	131,329

COMPREHENSIVE (LOSS) INCOME	$(3,643,315)	$2,583,490

Income from continuing operation per share - basic and diluted	$(0.11)	$0.11

Income from discontinued operation per share - basic and diluted	0.01	$0.00

Net (loss) income per share - Basic and diluted	$(0.10)	$0.11

Weighted average number of shares outstanding during the year/period - Basic and diluted	37,898,251	21,398,394

See accompanying notes to consolidated financial statements.

INNOCOM TECHNOLOGY HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 2007 AND THE PERIOD
FROM OCTOBER 1, 2005 TO DECEMBER 31, 2006
(Currency expressed in United States Dollars (“US$”))

	Year ended December 31, 2007	Period from October 1, 2005 to December 31, 2006
Cash flows from operating activities:
(Loss) income from continuing operations	$(4,234,093)	$2,361,269
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	4,665	213,287
Amortization of long-term deferred charges	5,637,887	292,270
Amortization of intangible assets	357,754	-
Loss on disposal of plant and equipment	8,088	-
Change in operating assets and liabilities:
Accounts receivable, trade	1,458,289	6,606,933
Inventories	-	299,097
Prepaid expenses and other receivables	55,185	(4,916,134)
Accounts payable, trade	(1,334,983)	1,269,749
Deferred revenue	400,411	-
Income tax payable	-	590,143
Other payables and accrued liabilities	102,977	1,043,091
Net cash provided by operating activities	2,456,180	7,759,705

Net cash provided by discontinued operations	-	90,892

Cash flows from investing activities:
Amount due from a related party	6,050,515	(8,869,787)
Amount due to a related party	128	-
Payments to the investment in an unconsolidated entity	(8,448,584)	-
Purchase of intangible assets	(5,960,775)	-
Purchase of plant and equipment	(3,331)	(66,701)
Net cash used in investing activities	(8,362,047)	(8,936,488)

Proceeds from disposal of subsidiaries, net of cash balance	5,808,243	-
Net cash provided by discontinued operations	5,808,243	-

Cash flows from financing activities:
Proceeds from issuance of common stocks	-	1,075,782
Issuing expenses	-	(124,653)
Net cash provided by financing activities	-	951,129

Effect of exchange rate changes on cash and cash equivalents	(67)	131,329

NET CHANGE IN CASH AND CASH EQUIVALENTS	(97,691)	(3,433)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	101,288	104,721

CASH AND CASH EQUIVALENTS, END OF YEAR	$3,597	$101,288

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest expenses	$1,149	$-

See accompanying notes to consolidated financial statements

INNOCOM TECHNOLOGY HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEAR ENDED DECEMBER 31, 2007 AND THE PERIOD
FROM OCTOBER 1, 2005 TO DECEMBER 31, 2006
(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Common stock
	No. of share	Amount	Additional paid-in capital	Accumulated other comprehensive income	Retained earnings (accumulated deficits)	Total stockholders’ equity
Balance as of October 1, 2005	770,000	$770	$55,231	$49,089	$6,133,023	$6,238,113

Issuance of common stock	1,398,251	1,398	1,074,384	-	-	1,075,782

Recapitalization	32,162,500	32,163	(32,163)	-	-	-

Issuance of common stock in lieu of professional fee	567,500	567	-	-	-	567

Exercise of share options	3,000,000	3,000	5,929,000	-	-	5,932,000

Share issuing costs	-	-	(125,220)	-	-	(125,220)

Net income for the period	-	-	-	-	2,452,161	2,452,161

Foreign currency translation adjustment	-	-	-	131,329	-	131,329
Balance as of December 31, 2006	37,898,251	37,898	6,901,232	180,418	8,585,184	15,704,732

Net loss for the year	-	-	-	-	(3,634,549)	(3,634,549)

Foreign currency translation adjustment	-	-	-	(8,766)	-	(8,766)
Balance as of December 31, 2007	37,898,251	$37,898	$6,901,232	$171,652	$4,950,635	$12,061,417

See accompanying notes to consolidated financial statements.

INNOCOM TECHNOLOGY HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2007 AND THE PERIOD
FROM OCTOBER 1, 2005 TO DECEMBER 31, 2006
(Currency expressed in United States Dollars (“US$”))

1.  ORGANIZATION AND BUSINESS BACKGROUND

Innocom Technology Holdings, Inc. (the “Company” or “INCM”) was incorporated in the State of Nevada on June 26, 1998. On June 20, 2006, the Company changed its name from “Dolphin Productions, Inc.” to “Innocom Technology Holdings, Inc.”

On March 30, 2006, the Company completed an Agreement and Plan of Reorganization (the “Agreement”) with Innocom Technology Holdings Limited, a British Virgin Islands corporation (“ITHL”) and Mr. Hui Yan Sui William, the sole shareholder of the 100% of the capital shares of ITHL, (“Original Shareholder”). Pursuant to the Agreement, the Company acquired all of ITHL’s capital shares (the “ITHL Shares”) from the Original Shareholder, and the Original Shareholder transferred and contributed all of his ITHL Shares to the Company. In exchange, the Company issued 32,162,500 shares of its Common Stock to the Original Shareholder.

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

On October 1, 2005, the companies comprising ITHL group consummated the restructuring (the “Re-structuring”) for the purpose of RTO, ITHL acquired all of the outstanding and issued shares of common stock of its subsidiaries (including Chinarise Capital (International) Ltd. (“CCIL”), Next Giant International Limited (“NGIL”) and Sky Talent Development Limited (“STDL”)) from their then existing stockholders by exchange of its voting common stock.

For the year ended December 31, 2007, the Company, through its subsidiaries is engaged in trading of mobile phone handsets and components and provision of design and solution for mobile phone.

On May 16, 2007, ITHL, a wholly-subsidiary of the Company entered a Share Purchase Agreement with a Purchaser for the disposal of its wholly-owned subsidiary, NGIL, the holding company of BUCTCL, in a consideration of RMB44 million (approximately $5,640,000). The consideration receivable is assigned from the Purchaser to a third party. The Purchaser agreed that ITHL reserved the right of priority to license from the Purchaser the mobile phone handset design solutions already completed prior to the completion of the agreement under the terms and conditions subject to further negotiations.

On July 1, 2007, the Company acquired a non-operating company, Pender for a cash consideration of $1.

On November 1, 2007, the Company established a company, FWIL respectively, which was incorporated in British Virgin Islands on July 11, 2007. Its major principal activity is an investment holding.

As of December 31, 2007, details of the Company’s subsidiaries are described below:

Name of company	Place and date of incorporation	Issued and fully paid capital	Principal activities

Innocom Technology Holdings Limited (“ITHL”) (Formerly Wisechamp Group Limited)	British Virgin Islands July 12, 2005	US$1 ordinary	Investment holding

Chinarise Capital (International) Ltd. (“CCIL”)	British Virgin Islands January 28, 2003	US$1 ordinary	Trading of mobile phone handsets and components

Sky Talent Development Limited (“STDL”)	British Virgin Islands September 8, 2005	US$1 ordinary	Investment holding

Innocom Mobile Technology Limited (“IMTL”)	Hong Kong June 21, 2006	HK$2,000,000 ordinary	Inactive

Pender Holdings Ltd. (“Pender”)	British Virgin Islands August 15, 2003	US$1 ordinary	Trading of mobile phone handsets and components

Favor Will International Ltd. (“FWIL”)	British Virgin Islands July 11, 2007	US$1 ordinary	Investment holding

INCM and its subsidiaries are hereinafter referred to as (the “Company”).

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

•	Basis of presentation

These accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America.

•	Use of estimates

In preparing these consolidated financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheets and revenues and expenses during the years reported. Actual results may differ from these estimates.

•	Basis of consolidation

The consolidated financial statements include the financial statements of INCM and its subsidiaries.

All significant inter-company balances and transactions within the Company have been eliminated upon consolidation

The results of subsidiaries acquired or disposed of during the periods are included in the consolidated financial statement from the effective date of acquisition or up to the effective date of disposal.

•	Cash and cash equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments.

•	Accounts receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest. The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated risks by performing credit checks and actively pursuing past due accounts. An allowance for doubtful accounts is established and determined based on managements’ assessment of known requirements, aging of receivables, payment history, the customers’ current credit worthiness and the economic environment. As of December 31, 2007 and 2006, no allowance for doubtful accounts was required.

•	Intangible assets

Intangible assets include trademarks purchased from a third party. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), intangible assets with finite useful lives related to developed technology, customer lists, trade names and other intangibles are being amortized on a straight-line basis over the estimated useful life of the related asset.

These assets are carried at cost less accumulated amortization and are amortized on a straight-line basis over their estimated useful lives of 10 years beginning at the time the related trademarks are granted.

•	Plant and equipment, net

Plant and equipment are stated at cost less accumulated depreciation and accumulated impairment losses, if any. Depreciation is calculated on the straight-line basis over the following expected useful lives from the date on which they become fully operational:

Depreciable life
Building improvement	2 years
Furniture, fixtures and office equipment	5 years
Computer hardware and software	5 years
Machinery and equipment	5 years
Motor vehicles	5 years

Expenditure for repairs and maintenance is expensed as incurred. When assets have retired or sold, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in the results of operations.

•	Valuation of long-lived assets

Long-lived assets primarily include property and equipment and intangible assets. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company periodically reviews long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives are no longer appropriate. Each impairment test is based on a comparison of the undiscounted cash flows to the recorded value of the asset. If an impairment is indicated, the asset is written down to its estimated fair value based on a discounted cash flow analysis. Determining the fair value of long-lived assets includes significant judgment by management, and different judgments could yield different results. There has been no impairment as of December 31, 2007 or 2006.

•	Revenue recognition

In accordance with the SEC’s Staff Accounting Bulletin No. 104, Revenue Recognition, the Company records revenue when services are received by the customers and realized the amounts net of provisions for discounts, allowance and taxes which are recognized at the time of services performed.

Starting from 2007, the Company has changed its role from a principal to an agent in trading activities of mobile phone handsets & related components. The Company recognizes its revenue on a net basis in compliance with EITF 99-19, “Reporting Revenues Gross as a Principal versus Net as an Agent” (“EITF 99-19”), because the Company:

(1)	determined that it no longer operates as the primary obligor in the trading activities,

(2)	typically is not responsible for damages to goods,

(3)	bears no credit and inventory risk,

(4)	earns commission income at a fixed rate of the gross amount billed to the customer.

For the year ended December 31, 2007, the Company recognizes $2,241,726 as net revenues, at a rate of 6% based on the gross amount of $36,729,800 billed to the customers.

During the period from October 1, 2005 to December 31, 2006, the Company follows guidance of EITF 99-19 and records revenues on a gross basis since the Company has the risks and rewards of ownership, latitude in selection of vendors and pricing, and bears all credit risk.

•	Advertising cost

The Company expenses advertising costs as incurred in accordance with SOP 93-7 “Reporting for Advertising Costs”. Advertising expenses of $0 and $644 were incurred for the year ended December 31, 2007 and the period from October 1, 2005 to December 31, 2006, respectively.

•	Research and development costs

Research and development costs mainly related to labor cost incurred in the development of new products and manufacturing methods and are charged to expense as incurred. No such cost was incurred for the year ended December 31, 2007 and the period from October 1, 2005 to December 31, 2006.

•	Comprehensive (loss) income

SFAS No. 130, “Reporting Comprehensive Income”, establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income as defined includes all changes in equity during a period from non-owner sources. Accumulated comprehensive income, as presented in the accompanying consolidated statements of stockholders’ equity consists of changes in unrealized gains and losses on foreign currency translation. This comprehensive income is not included in the computation of income tax expense or benefit.

•	Income taxes

The Company accounts for income tax using SFAS No. 109 “Accounting for Income Taxes”, which requires the asset and liability approach for financial accounting and reporting for income taxes. Under this approach, deferred income taxes are provided for the estimated future tax effects attributable to temporary differences between financial statement carrying amounts of assets and liabilities and their respective tax bases, and for the expected future tax benefits from loss carry-forwards and provisions, if any. Deferred tax assets and liabilities are measured using the enacted tax rates expected in the years of recovery or reversal and the effect from a change in tax rates is recognized in the consolidated statement of operations and comprehensive income in the period of enactment. A valuation allowance is provided to reduce the amount of deferred tax assets if it is considered more likely than not that some portion of, or all of the deferred tax assets will not be realized.

Effective January 1, 2007, the Company also adopts Financial Accounting Standards Board ("FASB") Interpretation No. (FIN) 48, "Accounting for Uncertainty in Income Taxes" and FSP FIN 48-1, which amended certain provisions of FIN 48. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes." FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires that the Company determine whether the benefits of the Company's tax positions are more likely than not of being sustained upon audit based on the technical merits of the tax position. The provisions of FIN 48 also provide guidance on de-recognition, classification, interest and penalties, accounting in interim periods and disclosure. In connection with our adoption of FIN No. 48, we analyzed the filing positions in all of the federal and state jurisdictions where we are required to file income tax returns, as well as all open tax years in these jurisdictions. There was no impact on our condensed consolidated financial statements upon adoption of FIN No. 48 on January 1, 2007. The Company did not have any unrecognized tax benefits and there was no effect on the financial condition or results of operations for the year ended December 31, 2007 as a result of implementing FIN 48, or FIN 48-1.  In accordance with FIN48, the Company adopted the policy of recognizing interest and penalties, if any, related to unrecognized tax positions as income tax expense. The tax years 2004 - 2007 remain subject to examination by major tax jurisdictions.

•	Net (loss) income per share

The Company calculates net (loss) income per share in accordance with SFAS No. 128,“Earnings per Share”. Basic (loss) income per share is computed by dividing the net (loss) income by the weighted-average number of common shares outstanding during the year. Diluted (loss) income per share is computed similar to basic (loss) income per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common stock equivalents had been issued and if the additional common shares were dilutive.

•	Foreign currencies translation

Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transaction. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency using the applicable exchange rates at the balance sheet dates. The resulting exchange differences are recorded in the statement of operations.

The reporting currency of the Company is the United States dollar (“US$”). The Company’s subsidiaries operating in Hong Kong maintained their books and records in its local currency, Hong Kong Dollars (“HK$”), which are functional currencies as being the primary currency of the economic environment in which these entities operate.

In general, assets and liabilities are translated into US$, in accordance with SFAS No. 52, “Foreign Currency Translation”, using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the year. The gains and losses resulting from translation of financial statements of foreign subsidiaries are recorded as a separate component of accumulated other comprehensive income within the statement of stockholders’ equity.

Translation of amounts from HK$ into US$ has been made at the following exchange rates for the respective year/period:
	2007	2006
Year end RMB:US$ exchange rate	7.3141	7.8003
Average rates RMB:US$ exchange rate	7.5633	7.9637
Year end HK$:US$ exchange rate	7.8049	7.7593
Average rates HK$:US$ exchange rate	7.8026	7.7499

•	Stock-based compensation

The Company adopts SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS No. 123(R)") using the fair value method. Under SFAS No. 123(R), the stock-based compensation is measured using the Black-Scholes Option-Pricing model on the date of grant under the modified prospective method. The fair value of stock-based compensation that are expected to vest are recognized using the straight-line method over the requisite service period.

•	Retirement plan costs

Contributions to retirement schemes (which are defined contribution plans) are charged to general and administrative expenses in the consolidated statements of operation and comprehensive (loss) income as and when the related employee service is provided.

•	Related parties

Parties, which can be a corporation or individual, are considered to be related if the Company has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operating decisions. Companies are also considered to be related if they are subject to common control or common significant influence.

•	Segment reporting

SFAS No. 131 “Disclosures about Segments of an Enterprise and Related Information” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in the financial statements. In 2007, the Company operates in one reportable segment in Hong Kong.

•	Fair value of financial instruments

The Company values its financial instruments as required by Statement of Financial Accounting Standard (SFAS) No. 107, “Disclosures about Fair Value of Financial Instruments”. The estimated fair value amounts have been determined by the Company, using available market information and appropriate valuation methodologies. The estimates presented herein are not necessarily indicative of amounts that the Company could realize in a current market exchange.

The Company’s financial instruments primarily consist of cash and cash equivalents, accounts receivable, prepaid expenses and other receivable, advance to a related party, accounts payable, income tax payable, other payables and accrued liabilities.

As of the balance sheet dates, the estimated fair values of the financial instruments were not materially different from their carrying values as presented due to the short term maturities of these instruments and that the interest rates on the borrowings approximate those that would have been available for loans of similar remaining maturity and risk profile at respective year ends.

•	Recent accounting pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and do not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS No. 157"). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles ("GAAP"), and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurement where the FASB has previously determined that under those pronouncements fair value is the appropriate measurement. This statement does not require any new fair value measurements but may require companies to change current practice. This statement is effective for those fiscal years beginning after November 15, 2007 and to the interim periods within those fiscal years. The Company believes that SFAS No. 157 should not have a material impact on the consolidated financial position or results of operations

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS No. 159"). SFAS No. 159 permits entities to choose to measure, on an item-by-item basis, specified financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected are required to be reported in earnings at each reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, the provisions of which are required to be applied prospectively. The Company believes that SFAS 159 should not have a material impact on the consolidated financial position or results of operations.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), "Business Combinations", or SFAS No. 141R. SFAS No. 141R will change the accounting for business combinations. Under SFAS No. 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS No. 141R will change the accounting treatment and disclosure for certain specific items in a business combination. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Accordingly, any business combinations the Company engages in will be recorded and disclosed following existing GAAP until January 1, 2009. The Company expects SFAS No. 141R will have an impact on accounting for business combinations once adopted but the effect is dependent upon acquisitions at that time. The Company is still assessing the impact of this pronouncement.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements--An Amendment of ARB No. 51, or SFAS No. 160". SFAS No. 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. The Company believes that SFAS 160 should not have a material impact on the consolidated financial position or results of operations.

3.	DISCONTINUED OPERATIONS

On May 16, 2007, the Company entered into an agreement to sell its wholly-owned subsidiary, NGIL, the holding company of BUCTCL (“Beijing Operation”), its business in the provision of design & solution for mobile phone in the PRC to a third party, effective May 17, 2007. The sale closed on May 17, 2007 and the Company recognized a gain on disposal of subsidiaries of $599,544, representing the excess of purchase consideration received at closing over the book value of assets sold. The Company received total purchase price consideration of RMB44 million (approximately $5,640,000). The Company was paid $2,796,034 at closing to settle with the amount due from a shareholder.

Total revenues related to the discontinued operations were $0 and $1,003,320 for the year ended December 31, 2007 and the period from October 1, 2005 to December 31, 2006, respectively. There were no assets or liabilities of Beijing Operation in the consolidated balance sheets as of December 31, 2007 and 2006 and the results of operations have been reclassified as income from discontinued operations in the consolidated statements of operations for all dates and periods presented.

4.	ACCOUNTS RECEIVABLE, NET

The majority of the Company’s sales are on credit terms and in accordance with terms specified in the contracts governing the relevant transactions. The Company evaluates the need of an allowance for doubtful accounts based on specifically identified amounts that management believes to be uncollectible. If actual collections experience changes, revisions to the allowance may be required. Based upon the aforementioned criteria, no allowance for doubtful accounts is provided for the year ended December 31, 2007 and the period from October 1, 2005 to December 31, 2006.

5.	PREPAID EXPENSES AND OTHER RECEIVABLES

	As of December 31,
	2007	2006
Purchase deposits paid	$-	$259,662
Other deposits and prepayments	26,636	63,899
Other receivables	-	5,733,079
	$26,636	$6,056,640

6.	AMOUNT DUE FROM (TO) A RELATED PARTY

As of December 31, 2007, a balance of $128 due to a director and a major shareholder of the Company, Mr. William Hui, represented temporary advance to the Company which was unsecured, interest-free and has no fixed repayment term. The imputed interest on the amount due to a stockholder was not significant.

As of December 31, 2006, the amount due from a related party was comprised of temporary advances made to Mr. William Hui, a shareholder of the Company. The advance to a shareholder was unsecured, and non-interest bearing and had no fixed repayment terms.

7.	INVESTMENT IN AN UNCONSOLIDATED ENTITY

The Company has established a new company in the PRC, which was incorporated as a limited liability company on January 19, 2007, under the laws of the PRC and its registered capital was amounted to RMB156,006,000 (equivalent to US$20,000,000). Its principal activity was the manufacturing and trading of mobile products and components

As of December 31, 2007, the establishment of a new company was not effectively completed by the local government. Approximately $8,463,464 was incurred in the establishment of a new company and the addition of plant and equipment to the assembly line of mobile phone handset was recorded as deposit in investment. These amounts will be considered in conjunction with the consolidation of a new subsidiary in a business combination under SFAS 141 upon its completion in 2008.

8.	INTANGIBLE ASSETS

	As of December 31,
	2007	2006
Trademarks	$5,960,775	$-

Less: accumulated amortization	(357,754)	-
Less: foreign translation difference	108	-
Net book value	$5,603,129	$-

Amortization expense for the year ended December 31, 2007 was $357,754. The estimated aggregate amortization expense for each of the five succeeding years follows: 2008: $596,253; 2009: $596,253; 2010: $596,253; 2011: $596,253; 2012: $596,253.

9.	LONG-TERM DEFERRED CHARGES

	As of December 31,
	2007	2006
Fair value of share options granted for share based expenses - consulting fee	$5,932,000	$5,932,000

Less: accumulated amortization	(5,930,157)	(292,270)
Less: foreign translation difference	(1,843)	-
Net book value	$-	$5,639,730

On November 19, 2007, the Board of Directors approved the termination of certain service agreements because no services were rendered to the Company during 2007. Consistent with SFAS No. 123(R), “Share-Based Payment” using the fair value method, the Company immediately recognized as expense, over the requisite service period.

Amortization expense for the year ended December 31, 2007 and the period from October 1, 2005 to December 31, 2006 was $5,637,887 and $292,270, respectively.

10.	PLANT AND EQUIPMENT, NET

Plant and equipment, net consisted of:

	As of December 31,
	2007	2006
Building improvements	-	215,825
Furniture, fixtures and office equipment	-	183,454
Computer hardware and software	-	357,445
Machinery and equipment	$3,331	$699,235
Motor vehicles	-	64,358
	3,331	1,520,317
Less: accumulated depreciation	(1,249)	(854,045)
Net book value	$2,082	$666,272

Depreciation expense for the year ended December 31, 2007 and the period from October 1, 2005 to December 31, 2006 was $4,665 and $213,287, respectively.

11.	OTHER PAYABLES AND ACCRUED LIABILITIES

Other payables and accrued liabilities consisted of the followings:

	As of December 31,
	2007	2006
Accrued expenses	$197,697	$129,885
Other payables	-	1,696,218
Customers deposit	-	668,671
	$197,697	$2,494,774

12.	GENERAL AND ADMINISTRATIVE EXPENSE

General and administrative expense consisted of the followings:

	Year ended December 31, 2007	Period from October 1, 2005 to December 31, 2006
Amortization for long-term deferred charge	$5,637,887	$292,270
Amortization for intangible assets	357,754	-
Professional fee	90,415	54,962
Rent expense	122,124	53,698
Salaries	79,863	47,821
Others operating expense	180,928	117,851
	$6,468,971	$566,602

13.	INCOME TAXES

The Company is registered in the United States of America and has operations in four tax jurisdictions: United States of America, British Virgin Island, Hong Kong and the PRC. The components of (loss) income before income taxes are as follows:

	Year ended December 31, 2007	Period from October 1, 2005 to December 31, 2006
Continuing operations in tax jurisdictions from:
Hong Kong	$1,257,733	$3,284,096
British Virgin Islands	237,831	(256)
United States of America	(5,729,657)	(347,794)

	(4,234,093)	2,936,046
Discontinued operations in tax jurisdictions from:
Hong Kong	599,544	-
The PRC	-	90,892
(Loss) income before income taxes	$(3,634,549)	$3,026,938

United States of America

The Company is registered in the State of Neveda and is subjected to United States of America tax law.

As of December 31, 2007, the U.S. operation incurred $5,729,657 of net operating losses available for federal tax purposes, which are available to offset future taxable income. The net operating loss carry forwards begin to expire in 2027. The Company has provided for a full valuation allowance for any future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

British Virgin Island

Under the current BVI law, the Company is not subject to tax on income.

Hong Kong

For the year ended December 31, 2007, all of its net revenue are generated from its agency business and those incomes are considered offshore income and are exempted from Hong Kong profits tax. For the period from October 1, 2005 to December 31, 2006, income tax expense represents Hong Kong profits tax of $574,777 for the subsidiary operating in Hong Kong. Hong Kong profits tax rate is 17.5% on the subsidiary's estimated assessable profits arising in Hong Kong during the periods presented. A reconciliation of income before income taxes to the effective tax rate for the Hong Kong subsidiary as follows:

	Year ended December 31, 2007	Period from October 1, 2005 to December 31, 2006
Income before income taxes	$1,857,277	$3,026,938
Statutory income tax rate	17.5%	17.5%
Income tax expense at statutory tax rate	325,023	529,714
Non-deductible expenses for income tax purposes	-	60,969
Non-taxable income for income tax purposes	(325,023)	-
Tax exemption granted to PRC subsidiary	-	(15,906)
Income tax expense at effective tax rate	$-	$574,777

Its effective income tax rates for the year ended December 31, 2007 and the period from October 1, 2005 to December 31, 2006 were 0% and 18%.

For the year ended December 31, 2007, no income tax expense for Hong Kong profits tax is provided for as the Company’s income neither arises in, nor is derived form Hong Kong under its tax law.

The PRC

The Company’s subsidiary in the PRC, BUCTCL is subjected to the Enterprise Income Tax governed by the Income Tax Law of the People’s Republic of China, at a statutory rate of 33%, which comprises 30% national income tax and 3% local income tax. There was no provision for income tax expense for the year ended December 31, 2007 since the operating result of BUCTCL was no longer included in the result of operation from the effective date of its disposal.

14.	NET (LOSS) INCOME PER SHARE

Basic net (loss) income per share is computed using the weighted average number of the ordinary shares outstanding during the year. Diluted net (loss) income per share is computed using the weighted average number of ordinary shares and ordinary share equivalents outstanding during the year. Pursuant to stock exchange transaction on March 30, 2006, the weighted average number of common shares issued and outstanding was adjusted to account for the effects of the stock exchange transaction as a reverse acquisition.

The following table sets forth the computation of basic and diluted net (loss) income per share for the year ended December 31, 2007 and the period from October 1, 2005 to December 31, 2006:

	Year ended December 31, 2007	Period from October 1, 2005 to December 31, 2006
Basis and diluted net (loss) income per share calculation
Numerator:
- Net (loss) income in computing basic net income per share	$(3,634,549)	$2,452,161

Denominator:
- Weighted average common stock outstanding	37,898,251	21,398,394
Basic and diluted net (loss) income per share	$(0.10)	$0.11

15.	CAPITAL TRANSACTIONS

(1)	During March 2006, the Company issued 32,162,500 shares to acquire entire interest in ITHL.

(2)	During April 2006, the Company issued 567,500 shares in lieu of professional fee for acquisition of ITHL.

(3)	During the period 2006, the Company issued 1,398,251 shares of its restricted common stock for total proceeds of $1,075,782 before issuing expenses.

(4)
During November 2006, the Company issued 3,000,000 shares upon exercise of rights under the share options. The fair value of the services for the grant is appraised at $5,932,000 based on Black-Scholes Model by an independent valuer.

As a result, the number of outstanding shares of the Company’s common stock was 37,898,251 shares.

16.	PENSION PLANS

Hong Kong

The Company participates in a defined contribution pension scheme under the Mandatory Provident Fund Schemes Ordinance “MPF Scheme” for all its eligible employees in Hong Kong.

The MPF Scheme is available to all employees aged 18 to 64 with at least 60 days of service in the employment in Hong Kong. Contributions are made by The Company’s subsidiaries operating in Hong Kong at 5% of the participants’ relevant income with a ceiling of HK$20,000. The participants are entitled to 100% of The Company’s contributions together with accrued returns irrespective of their length of service with The Company, but the benefits are required by law to be preserved until the retirement age of 65. The total contributions made for MPF Scheme were $3,141 and $622 for the year ended December 31, 2007 and for the period from October 1, 2005 to December 31, 2006, respectively.

The PRC

Under the PRC Law, full-time employees of BUCTCL, a subsidiary in the PRC are entitled to staff welfare benefits including medical care, welfare subsidies, unemployment insurance and pension benefits through a China government-mandated multi-employer defined contribution plan. The Company’s subsidiary in the PRC is required to accrue for these benefits based on certain percentages of the employees’ salaries.

The aggregate amount of such employee benefits were $0 and $4,156 for the years ended December 31, 2007 and the period from October 1, 2005 to December 31, 2006, respectively.

17.	SEGMENT INFORMATION

The Company’s business units have been aggregated into two reportable segments: (1) Trading of mobile phone handsets and components and (2) Provision of design and solution for mobile phone. The Company operates these segments in the PRC and Hong Kong and all of the identifiable assets of the Company are located in the PRC and Hong Kong during the period presented.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note 2). The Company had no inter-segment sales for the year ended December 31, 2007 and the period from October 1, 2005 to December 31, 2006. The Company’s reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and marketing strategies.

Summarized financial information concerning the Company’s reportable segments is shown in the following table for the year ended December 31, 2007 and the period from October 1, 2005 to December 31, 2006:

	Year ended December 31, 2007
	Provision of design & solution for mobile phone	Trading of mobile phone handsets & related components	Total
Revenue, net	$-	$2,241,726	$2,241,726
Depreciation	-	4,665	4,665
Amortization	-	5,995,641	5,995,641
Income from discontinued operations	599,544	-	599,544
Net loss	-	(4,234,093)	(4,234,093)
Total assets	$-	$14,098,908	$14,098,908

During 2007, the business in the provision of design and solution for mobile phone was discontinued upon the disposal of the subsidiaries.

	Period from October 1, 2005 to December 31, 2006
	Provision of design & solution for mobile phone	Trading of mobile phone handsets & related components	Total
Operating revenues	$1,003,320	$51,719,412	$52,722,732
Cost of revenues	(717,912)	(48,088,619)	(48,806,531)
Gross profit	285,408	3,630,793	3,916,201
Depreciation	-	213,287	213,287
Amortization	-	292,270	292,270
Income from discontinued operations	90,892	-	90,892
Net income	-	2,361,269	2,361,269
Total assets	$-	$21,191,881	$21,191,881

For the period from October 1, 2005 to December 31, 2006, the Company’s operations are primarily in Hong Kong and China and the Company’s sales, gross profit and total assets attributable to other geographical areas are less than 10% of the consolidated totals for the period ended December 31, 2006.

18.	CONCENTRATION AND RISK

(a) Major customers

For the year ended December 31, 2007, 100% of the Company’s assets were located in Hong Kong and 100% of the Company’s revenues were generated from customers located in the PRC and Hong Kong.

For the year ended December 31, 2007, one single customer represented more than 10% of the Company’s revenue and accounts receivable, respectively. As of December 31, 2007, this customer accounts for both 100% of revenues amounting to $2,241,726 and $0 of accounts receivable, respectively.

For the period from October 1, 2005 to December 31, 2006, the customer who accounted for 10% or more of revenues of the Company are presented as follows:

	Period from October 1, 2005 to December 31, 2006
	Revenues	Percentage of revenues	Trade accounts Receivable
Customer A	$51,719,411	98%	$2,424,111

(b) Credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and trade accounts receivable. The Company performs ongoing credit evaluations of its customers' financial condition, but does not require collateral to support such receivables.

(c) Exchange rate risk

The Company cannot guarantee that the current exchange rate will remain steady; therefore there is a possibility that the Company could post the same amount of net income for two comparable periods and because of the fluctuating exchange rate actually post higher or lower profit depending on exchange rate of HK$ converted to US$ on that date. The exchange rate could fluctuate depending on changes in political and economic environments without notice.

19.	COMMITMENT AND CONTINGENCIES

(a) Operating lease commitment

The Company leases an office premise under a non-cancelable operating lease for a period of 2 years due June 30, 2008. Costs incurred under this operating lease are recorded as rent expense and totaled approximately $104,581 and $54,212 for the year ended December 31, 2007 and the period from October 1, 2005 to December 31, 2006.

Year ending December 31,
2008	$52,275

(b) Capital commitment

As of December 31, 2007, the Company has the following capital commitments:

Planned acquisition of land and building

The Company has entered into a Provisional agreement dated September 29, 2006 to purchase land and building in PRC to establish an assembly line of mobile phone handset. There is a definitive sale and purchase agreement entered up to the date of this report. As of December 31, 2007, the Company has contracted for plant and equipment amounting to $7,240,248 (RMB52,955,898), of which $3,517,582 (RMB25,727,949) was paid to the vendors.

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

20.	COMPARATIVE FIGURES

Certain amounts in the prior periods presented have been reclassified to conform to the current period financial statement presentation.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Based on their evaluation as of December 31, 2007, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as definded in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were sufficiently effective to ensure that the information required to be disclosed by us in this Annual Report on Form 10-K was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and instructions for Form 10-K.

ITEM 9A. Controls and Procedures

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in ‘Internal Control - Integrated Framework.’ Our management has concluded that, as of December 31, 2007, our internal control over financial reporting is effective based on these criteria.

There were no changes in our internal controls over financial reporting during the quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within Innocom Technology Holdings, Inc. have been detected.

Item 9B. Other Information

On February 15, 2007, the Company filed with the Commission a Form 8-K stating that the Company’s wholly-owned subsidiary Innocom Technoloy Holdings Limited (“ITHL”) had entered into a Letter of Intent (“LOI”) with Shanghai Broadband Science and Technology Co., Ltd. (“Shanghai Technology”). Pursuant to the LOI, ITHL acquired 100% interest in BODA Electronic Co., Ltd. (“BODA”) from Shanghai Technology, Suzhou Country Core Technology Co., Ltd. (“Suzhou Technology”) and Nanjing Broadband Science and Technology Co., Ltd ( “Nanjing Technology”) and Shanghai Technology indicates its consent to sell all of the equities of BODA owned by itself and, as the shareholder of Suzhou Technology and Nanjing Technology, to convey of the surplus of the equities of BODA from Suzhou Technology and Nanjing Technology to ITHL.  The entire equity interest of BODA is held by Shanghai Technology, Suzhou Technology and Nanjing Technology with 64.35%, 20% and 15.65% shareholdings respectively.  Shanghai Technology and ITHL agree to inspect and collate the accounts of BODA and adjust some accounts if needed and to make further consultation about the date of the purchase of BODA and the substantial procedures such as diligent inspections and assessments.  BODA operates as a value-added solution provider in the mobile phone market in China.

On March 5, 2007, the Company filed with the Commission a Form 8-K stating that it had entered into a Memorandum of Understanding (“MOU”) with Industry Community On-line Service Co., Ltd. (“ICOLS”). Pursuant to the MOU, the Company and ICOLS are willing to set up a joint venture in China to promote the 3D mobile contents platform (GNEX) of ICOLS in the Chinese market. In addition to the 3D mobile contents platform (GNEX), both parties will consider cooperation on the business of full 3D on-line games, SI & IT outsourcing, 3D solid LCD module, etc.

On March 7, 2007, the Company filed with the Commission a Form 8-K stating that it had appointed two (2) new non-executive directors to serve on the Board of Directors.

Tay, Siew Leng, who is 39 years old, is the Managing Director and one of the founders of Superior Precision Engineering (Wuxi) Co., Ltd. Prior to establishment of SPE, Mr. Tay was the Executive Director of the Toyoplas Group from July 2000 to July 2005. During the period from 1993 to 2000, Mr. Tay held various positions in Daiho Group and was the manager of the company from 1995 to 2000 in Business Development and Production Control Department.  Before joining Daiho group, he was the Department Head of a High School in Malaysia. Mr. Tay holds a Masters degree in Business Administration from Strathclyde Graduate Business School, Scotland.

Qian Jian Yu, Mike who is 43 years old, is the General Manager and founder of Shanghai Boda Electronics Co., Ltd. (“Boda”).  Prior to the establishment of Boda in September 2001, Mr. Qian worked for Arrow Electronics China Limited from 1998 to 2001. From 1986 to 1998, Mr. Qian worked for the Shanghai Space Bureau. Mr. Qian graduated from Nanjing University in 1986.

On March 13, 2007, the Company filed with the Commission a Form 8-K stating in anticipation of a planned presentation by the Company to a group of potential investors during the March 2007 China Investor Tour in Shenzhen, China, the Company was disclosing its planned presentation materials in order to avoid the selective disclosure of any material nonpublic information at the Conference. Further, the Company discussed that on March 7, 2007, the Company’s wholly-owned subsidiary Innocom Technology Holdings Limited (“ITHL”) had entered into a Memorandum of Understanding (“MOU”) with Maxmore Limited, Mr. Hui Yan Sui William, Mr. Tay Siew Leng and Mr. Asaba Masaya (collectively the “Sellers”). Pursuant to the MOU, ITHL acquired 71.5% interest in Superior Precision Engineering Co. Limited (“SPE”) and the Sellers intend to sell their shareholdings in SPE to ITHL. SPE provides manufacturing service including tooling design and fabrication, injection molding, spraying, printing, laser making and sub-assembly. Mr. Hui Yan Sui William and Mr. Tay Siew Leng are related parties to the Registrant.

On March 19, 2007, the Company filed with the Commission a Form 8-K stating the Company’s wholly-owned subsidiary Innocom Technology Holdings Limited (“ITHL”) had entered into a distribution agreement with Shangai BODA Electronics Co., Ltd. (“BODA”) whereby BODA appointed ITHL as its exclusive distributor for its in-house developed analogy television mobile phone (the “TV Mobile Phone”) for overseas markets. Pursuant to the Agreement, ITHL shall distribute the TV Mobile Phone to oversea markets (meaning the world market except Mainland China but inclusive of Hong Kong Special Administration Region of the PRC, Macau Special Administration Region of the PRC and the Republic of China or Taiwan) for an indefinite term until either party calls for the termination of the Agreement, after one (1) year from the date of the Agreement, by giving 180 days prior written notice to the other party. Commission to ITHL shall be further negotiated and set on contract by contract basis.

On March 29, 2007, the Company filed with the Commission a Form 8-K stating that Mr. Roland Lam, Chief Financial Officer of the Company resigned from his position. Mr. Lam stated personal reasons for his resignation. The Company anticipates appointing a new Chief Financial Officer in the near future.

PART III.

Item 10. Directors, Executive Officers and Corporate Governance.

DIRECTORS AND EXECUTIVE OFFICERS

Our directors and officers, as of December 31, 2007, are set forth below. The directors hold office for their respective term and until their successors are duly elected and qualified. Vacancies in the existing Board are filled by a majority vote of the remaining directors. The officers serve at the will of the Board of Directors.

Name	Age	Position	Director Since
Hui Yan Sui, William	42	Chairman and Chief Executive Officer	2006

Tang Chin Pang, Eric	46	Executive Director	2006

Tan Ah Mee	61	Non-executive Director	2006

Lau Yiu Nam, Eric	48	Non-executive Director	2006

Tay, Siew Leng	40	Non-executive Director	2007

Qian Jian Yu, Mike	44	Non-executive Director	2007

Cheung Wai Hung	53	Chief Financial Controller	2007

Hui Yan Sui, William, age 42, has approximately 20 years experience in industrial management.  In 1986, Mr. Hui established Yat Lung Industrial Limited (Yat Lung), a company that manufactures cassette and video tapes.  Mr. Hui is currently a director of Yat Lung.  In 2002, Yat Lung became a wholly owned subsidiary of Swing Media Technology Group Limited (Swing Media), an investment holding company that manufactures and trades cassette tapes, video tapes, VCD's, CDR's and DVDR's through its subsidiaries.  From January 2002 until May 2003, Mr. Hui served as Chairman and Chief Executive Officer of Swing Media.  Mr. Hui resigned as CEO of Swing Media in May 2003 and retains his position as Chairman.  Swing Media is a company listed on the Singapore Stock Exchange Dealings and Automated Quotation System (the “SGX-SESDAQ”).  In 2003, Mr. Hui established Chinarise Capital (International) Limited (Chinarise), a company that trades mobile phone handsets and components in Hong Kong .  He is currently the director of Chinarise.

Tang Chin Pang, Eric, age 46, has been our Chief Financial Officer since October 2005. Before joining us in October 2005, Mr. Tang is the corporate consultant for three years. From 1984 to 2001, Mr. Tang worked at Deloitte Touche Tohmatsu for seventeen years, including his last position as an audit senior manager. Mr. Tang graduated from Hong Kong Shue Yan College in 1984. He is a fellow of the Association of Chartered Certified Accountants and an associate member of the Hong Kong Institute of Certified Public Accountants.

Dr. Tan Ah Mee, age 61, holds Doctor of Philosphy from International Management Centre, Buckingham, United Kingdom. Dr. Tan is Ex-Rotarian (Chartered) of Rotary Club of Tebrau, Jogn Baru and Elected Council Member of the Sinagpore Confederation of Industries (1998 - 2000), He is director of Heng Da Investments Pte. Limited, Ingmedia Pte. Limited and Yorkshire Capital Pte. Limited

Lau Yiu Nam , Eric, age 48, was admitted as a barrister in England and Australia . Mr. Lau returned to Hong Kong in 1983 and was employed in the Attorney General's Chambers as Crown Counsel before he went into private practice in 1996. Currently, Mr. Lau is the Head of his Chambers in Hong Kong which comprised of over 15 barristers practicing in commercial and civil litigation. He is independent non-executive director of Swing Media.

Tay, Siew Leng, age 40, is the Managing Director and one of the founders of Superior Precision Engineering (Wuxi) Co., Ltd. Prior to establishment of SPE, Mr. Tay was the Executive Director of the Toyoplas Group from July 2000 to July 2005. During the period from 1993 to 2000, Mr. Tay held various positions in Daiho Group and was the manager of the company from 1995 to 2000 in Business Development and Production Control Department.  Before joining Daiho group, he was the Department Head of a High School in Malaysia. Mr. Tay holds a Masters degree in Business Administration from Strathclyde Graduate Business School, Scotland.

Qian Jian Yu, Mike, age 44, is the General Manager and founder of Shanghai Boda Electronics Co., Ltd. (“Boda”).  Prior to the establishment of Boda in September 2001, Mr. Qian worked for Arrow Electronics China Limited from 1998 to 2001. From 1986 to 1998, Mr. Qian worked for the Shanghai Space Bureau. Mr. Qian graduated from Nanjing University in 1986.

Cheung Wai Hung, Eddie, age 53, has been a branch manager of Shanghai Commercial Bank Limited for the past 12 years up to May 14, 2007. Mr. Cheung possesses a Bachelor degree of Commerce from Curtin University of Technology, Perth W. Australia, in 1998.

(a) Significant Employees

Other than our officers, there are no employees who are expected to make a significant contribution to our corporation.

(b) Family Relationships

Our directors currently have terms which will end at our next annual meeting of the stockholders or until their successors are elected and qualify, subject to their prior death, resignation or removal. Officers serve at the discretion of the Board of Directors. There are no family relationships among any of our directors and executive officers. There are no family relationships among our officers, directors, or persons nominated for such positions.

LEGAL PROCEEDINGS

No officer, director, or persons nominated for these positions, and no promoter or significant employee of our corporation has been involved in legal proceedings that would be material to an evaluation of our management.

AUDIT COMMITTEE

The Board does not have standing audit committee.

CODE OF ETHICS

The Company does not have a Code of Ethics.

COMPLIANCE WITH SECTION 16 OF THE SECURITIES EXCHANGE ACT OF 1934

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers and beneficial holders of more than 10% of our common stock to file with the Commission initial reports of ownership and reports of changes in ownership of our equity securities. As of the date of this Report, the Company is in the process of reviewing all transactions that may cause initial reports of ownership or changes in ownership to be filed on Form 3 (Initial Statement of Beneficial Ownership), Form 4 (Changes in Beneficial Ownership) and Form 5 (Annual Statement of Changes in Beneficial Ownership) which is required to be filed under applicable rules of the Commission.

Item 11. Executive Compensation

COMPENSATION DISCUSSION AND ANALYSIS

Background and Compensation Philosophy

Our board of directors consists of seven individuals: (1) William Hui Yan Sui, our Chief Executive Officer, Chairman of the Board and beneficial owner of 60.97% of our common stock; (2) Tang Chin Pang, Eric, our Executive Director; (3) Cheung Wai Hung, Eddie, our Chief Financial Officer; (4) Tan Ah Mee, a non-executive director; (5) Lau Yiu Nam, Eric, a non-executive director; (6) Tay, Siew Leng, a non-executive director; and (7) Qian Jian Yu, Mike, a non-executive director. Our board of directors have historically determined the compensation to be paid to our executive officers based on our financial and operating performance and prospects, the level of compensation paid to similarly situated executives in comparably sized companies and contributions made by the officers’ to our success. Each of the named officers will be measured by a series of performance criteria by the board of directors, or the compensation committee when it is established, on a yearly basis. Such criteria will be set forth based on certain objective parameters such as job characteristics, required professionalism, management skills, interpersonal skills, related experience, personal performance and overall corporate performance.

Our board of directors have not adopted or established a formal policy or procedure for determining the amount of compensation paid to our executive officers. Mr. Sui, Mr. Pang and Mr. Hung have been and may continue to be involved when our board of directors deliberate compensation issues related to their compensation.

As our executive leadership and board of directors grow, our board of directors may decide to form a compensation committee charged with the oversight of executive compensation plans, policies and programs.

Elements of Compensation

We provide our executive officers solely with a base salary to compensate them for services rendered during the year. Our policy of compensating our executives with a cash salary has served us well. Because of our history of attracting and retaining executive talent, we do not believe it is necessary at this time to provide our executives discretionary bonuses, equity incentives, or other benefits in order for us to continue to be successful.

Base Salary

The yearly base salary of Mr. Cheung Wai Hung for the 2007 was $33,654.00. Mr. Hui Yan Sui and Mr. Tang Chin Pang received no salary in 2007.

Discretionary Bonus

We have not provided our executive officers with any discretionary bonuses at the moment but our board of directors may consider the necessity of such scheme in the future based on our financial and operating performance and prospects, the level of compensation paid to similarly situated executives in comparably sized companies and contributions made by the officers’ to our success~~.~~

Equity Incentives

We have not established equity based incentive program and have not granted stock based awards as a component of compensation. In the future, we may adopt and establish an equity incentive plan pursuant to which awards may be granted if our board of directors determines that it is in the best interests of our stockholders and the Company to do so.

Retirement Benefits

Our executive officers are not presently entitled to company-sponsored retirement benefits.

Perquisites

We have not provided our executive officers with any material perquisites and other personal benefits and, therefore, we do not view perquisites as a significant or necessary element of our executive’s compensation.

Deferred Compensation

We do not provide our executives the opportunity to defer receipt of annual compensation.

SUMMARY COMPENSATION TABLE

The following table sets forth the cash and non-cash compensation for the years indicated earned by or awarded to Hui Yan Sui, William, our Chief Executive Officer, Tang Chin Pang, Eric, our Chief Financial Officer, and our other executive officers and employees whose total cash compensation exceeded $100,000, or the Named Executive Officers and employees, in fiscal year 2007.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	All Other Compensation ($)	Total ($)
Hui Yan Sui, William Chief Executive Officer; Director	2007	-	-	-	-	-
Tang Chin Pang, Eric Executive Director	2007	-	-	-	-	-
Cheung Wai Hung, Eddie Chief Financial Officer	2007	33,654	-	-	-	33,654

Employment Agreements

No directors and offices have service contact with the Company or its subsidiary companies.

Compensation of Directors

There is no compensation awarded to or paid to the directors during 2007.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Beneficial ownership is shown as of April 11, 2008, for shares held by (i) each person or entity known to us to be the beneficial owner of more than 5% of our issued and outstanding shares of common stock based solely upon a review of filings made with the Commission and our knowledge of the issuances by us, (ii) each of our directors, (iii) our Chief Executive Officer and our three other most highly compensated officers whose compensation exceeded $100,000 during the fiscal year ended December 31, 2007, or the Named Executive Officers, and (iv) all of our current directors and executive officers as a group. Unless otherwise indicated, the persons listed below have sole voting and investment power with respect to the shares and may be reached at Unit 3506, Bank of America Tower, 12 Harcourt Road, Central, Hong Kong, PRC.

Security Ownership - Certain Beneficial Owners

There are no Beneficial Owners outside of management that own more than 5% of the issued and outstanding shares of common stock. Please see the table below for certain beneficial ownership by management.

Security Ownership - Management

Amount
		And			Percentage
		Nature of			of Class
		Beneficial			Beneficially
Beneficial Owner (including address)	Title of class	Ownership (1)		Total	Owned
Hui Yan Siu William (2)	Common	23,107,430	D	23,107,430	60.97%
Cheung Wai Hung, Eddie (2)	Common	-0-		-0-	-0-%
Tang Chin Pang, Eric (2)	Common	-0-		-0-	-0-%
Dr. Tan Ah Mee (2)	Common	-0-		-0-	-0-%
Lau Yiu Nam, Eric (2)	Common	-0-		-0-	-0-%
Tay Siew Leng (2)	Common	-0-		-0-	-0-%
Qian Jian Yu, Mike (2)	Common	-0-		-0-	-0-%
Total	Common	23,107,430		23,107,430	60.97%

Notes:

(1)	- (D) stands for direct ownership; (I) stands for indirect ownership

(2)	All officers and directors use the Company’s address, Unit 3506, Bank of America, Tower, 12 Harcourt Road, Central, Hong Kong.

Changes in Control

There are no arrangements, known to the Registrant, including any pledge by any person of securities of the Registrant which may at a subsequent date result in a change in control of the Registrant.

Securities Authorized for Issuance Under Equity Compensation Plans

There is no equity or option granted during 2007.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

As of December 31, 2007, a balance of $128 due to a director and a major shareholder of the Company, Mr. William Hui, represented temporary advance to the Company which was unsecured, interest-free and has no fixed repayment term. The imputed interest on the amount due to a stockholder was not significant.

Director Independence

Are any of the non-executive directors independent pursuant to Item 407(a)(4)(1) of Regulation S-K?

Item 14. Principal Accountant Fees and Services.

The following is a summary of the fees billed to us by Zhong Yi (Hong Kong) C.P.A. Company Limited (“Zhong”), the Company’s current auditors and Dominic K.F. Chan & Co., the Company’s former auditors (“Chan” for the services rendered during fifteen months ended December 31, 2006 and the first three quarters of the fiscal year 2007) for professional services rendered for the year ended December 31, 2007 and fifteen months ended December 31, 2006:

	Year ended December 31, 2007		Fifteen months ended December 31, 2006
Service	Zhong	Chan	Chan
Audit Fees	$64,981	$25,434	$54,962

Audit Related
Fees	0	0	0

Tax Fees	0	0	0

All Other Fees	0	0	0

TOTAL	$64,981	$25,434	$54,962

Audit fees consist of the aggregate fees billed for services rendered for the audit of our annual financial statements, the reviews of the financial statements included in our Forms 10-QSB and for any other services that are normally provided by our independent auditors in connection with our statutory and regulatory filings or engagements.

Audit related fees consist of the aggregate fees billed for professional services rendered for assurance and related services that reasonably related to the performance of the audit or review of our financial statements that were not otherwise included in Audit Fees.

Tax fees consist of the aggregate fees billed for professional services rendered for tax compliance, tax advice and tax planning. These services include assistance regarding federal, state and local tax compliance and consultation in connection with various transactions and acquisitions.

All other fees consist of the aggregate fees billed for products and services provided by our independent auditors and not otherwise included in Audit Fees, Audit Related fees or Tax Fees.

Item 15. Exhibits, Financial Statement Schedules.

(a) Financial Statements

The financial statements are set forth under Item 8 of this Annual Report on Form 10-K. Financial statement schedules have been omitted since they are either not required, not applicable, or the information is otherwise included.

(b) Exhibits

3.1	Articles of Incoporation (Filed with the Commission on January 29, 2003 as Exhibit 1 to the Form 10-SB.)

3.2	Bylaws (Filed with the Commission on January 29, 2003 as Exhibit 2 to the Form 10-SB.)

21	Subsidiaries List (filed herewith)

24	Power of Attorney (filed herewith) (see signature page)

31.1	Certification of Chief Executive Officer pursuant to 13a-14 and 15d-14 of the Exchange Act (filed herewith)

31.2	Certification of Chief Financial Officer pursuant to 13a-14 and 15d-14 of the Exchange Act (filed herewith)

32.1	Certificate pursuant to 18 U.S.C. ss. 1350 for Hui Yan Siu, William, Chief Executive Officer (filed herewith)

32.2	Certificate pursuant to 18 U.S.C. ss. 1350 for Cheung Wai Hung, Eddie, Chief Financial Officer (filed herewith)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INNOCOM TECHNOLOGY HOLDINGS, INC.

Dated: April 15, 2008	/s/ William Yan Sui Hui
William Yan Sui Hui, Chief Executive Officer (Principal executive officer)

Dated: April 15, 2008	/s/ Eddie Cheung Wai Hung
Eddie Cheung Wai Hung, Chief Financial Officer (Principal financial officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated by the dates.

/s/ William Hui Yan Sui	/s/ Eric Tang Chin Pang
Yan Sui Hui, William Director	Tang Chin Pang, Eric, Director

Dated: April 15, 2008	Dated: April 15, 2008