Form 10-Q
period 2008-03-31
INNOCOM TECHNOLOGY HOLDINGS, INC.
filed 2008-05-15
CIK 1076541

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the quarter ended March 31, 2008

-OR-

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 0-50164

INNOCOM TECHNOLOGY HOLDINGS, INC.
(Exact Name of small business issuer as specified in Its charter)

NEVADA	87-0618756
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Unit 3506, Bank of America Tower 12 Harcourt Road Central, Hong Kong PRC (Address of principal executive offices)	(Zip code)

Issuer’s telephone number, including area code: (852) 3102 1602

(Former name, former address or former fiscal year, if changed since last report)

Indicate by check mark whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes √ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company √

Indicate by check mark whether the registrant is a shell company (as defined in Rue 12b-2of the Exchange Act).
Yes ☐ No √

The number of shares outstanding of each of the Registrant’s classes of common stock, as of April 30, 2008 was 37,900536 shares, all of one class of $0.001 par value Common Stock.

INNOCOM TECHNOLOGY HOLDINGS, INC.
FORM 10-Q
Quarter Ended March 31, 2008

SPECIAL NOTE ON FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, including "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 2 of Part I of this report include forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by forward-looking statements.

In some cases, you can identify forward-looking statements by terminology such as "may," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," "proposed," "intended," or "continue" or the negative of these terms or other comparable terminology. You should read statements that contain these words carefully, because they discuss our expectations about our future operating results or our future financial condition or state other "forward-looking" information. There may be events in the future that we are not able to accurately predict or control. Before you invest in our securities, you should be aware that the occurrence of any of the events described in this Annual Report could substantially harm our business, results of operations and financial condition, and that upon the occurrence of any of these events, the trading price of our securities could decline and you could lose all or part of your investment. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, growth rates, levels of activity, performance or achievements. We are under no duty to update any of the forward-looking statements after the date of this Quarterly Report to conform these statements to actual results.

ITEM  1.  Financial Statements

INNOCOM TECHNOLOGY HOLDINGS, INC.

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Page

Condensed Consolidated Balance Sheets as of March 31, 2008 and December 31, 2007	F-2
Condensed Consolidated Statements of Operations And Comprehensive Income for the three months ended March 31, 2008 and 2007	F-3
Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2008 and 2007	F-4
Condensed Consolidated Statement of Stockholders’ Equity for the three months ended March 31, 2008	F-5
Notes to Condensed Consolidated Financial Statements	F-6 to F-15

INNOCOM TECHNOLOGY HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2008 AND DECEMBER 31, 2007
(Currency expressed in United States Dollars (“US$”), except for number of shares)

	March 31, 2008	December 31, 2007
	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$9,055	$3,597
Prepaid expenses and other receivables	26,712	26,636

Total current assets	35,767	30,233

Non-current assets:
Investment in an unconsolidated affiliate	8,487,661	8,463,464
Intangible assets, net	5,470,233	5,603,129
Plant and equipment, net	1,671	2,082

TOTAL ASSETS	$13,995,332	$14,098,908

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Amount due to a related party	$87,427	$128
Deferred revenue	279,207	400,290
Income tax payable	1,443,491	1,439,376
Other payables and accrued liabilities	104,370	197,697

Total current liabilities	1,914,495	2,037,491

TOTAL LIABILITIES	$1,914,495	$2,037,491

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.001 par value; 50,000,000 shares authorized; 37,898,251 shares and 37,898,251 shares issued and outstanding as of March 31, 2008 and December 31, 2007	37,898	37,898
Additional paid-in capital	6,901,232	6,901,232
Accumulated other comprehensive income	206,110	171,652
Retained earnings	4,935,597	4,950,635

Total stockholders’ equity	12,080,837	12,061,417

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$13,995,332	$14,098,908

See accompanying notes to condensed consolidated financial statements.

INNOCOM TECHNOLOGY HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

	Three months ended March 31,
	2008	2007

REVENUES, NET	$122,028	$294,872

Operating expenses:
Sales and marketing	-	13,461
General and administrative	137,066	554,947
Total operating expenses	137,066	568,408

LOSS FROM OPERATIONS	(15,038)	(273,536)

Other income (expense):
Interest income	-	2

LOSS BEFORE INCOME TAX	(15,038)	(273,534)

Income tax expenses	-	(37,377)

NET LOSS	$(15,038)	$(310,911)

Other comprehensive income (loss):
- Foreign currency translation gain (loss)	34,458	(49,089)

COMPREHENSIVE INCOME (LOSS)	$19,420	$(360,000)

Net loss per share – Basic and diluted	$(0.00)	$(0.01)

Weighted average number of shares outstanding during the period – Basic and diluted	37,898,251	37,898,251

See accompanying notes to condensed consolidated financial statements.

INNOCOM TECHNOLOGY HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

	Three months ended March 31,
	2008	2007
Cash flows from operating activities:
Net loss	$(15,038)	$(310,911)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	417	1,708
Amortization of long-term deferred charges	-	487,117
Amortization of intangible assets	148,671	-
Income tax	-	37,377
Change in operating assets and liabilities:
Accounts receivable, trade	-	(281,410)
Prepaid expenses and other receivables	(93,739)	(15,070)
Accounts payable, trade	-	45,000
Deferred revenue	278,752	-
Other payables and accrued liabilities	(400,780)	(38,987)
Net cash used in operating activities	(81,717)	(75,176)

Cash flows from financing activities:
Advances from a related party	87,156	67,982
Net cash provided by financing activities	87,156	67,982

Effect of exchange rate changes on cash and cash equivalents	19	-

NET CHANGE IN CASH AND CASH EQUIVALENTS	5,458	(7,194)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	3,597	101,288

CASH AND CASH EQUIVALENTS, END OF PERIOD	$9,055	$94,094

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest expenses	$-	$-

See accompanying notes to condensed consolidated financial statements.

INNOCOM TECHNOLOGY HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2008
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

	Common stock			Accumulated other		Total
	No. of shares	Amount	Additional paid-in capital	comprehensive income	Retained earnings	stockholders’ equity
Balance as of January 1, 2008	37,898,251	$37,898	$6,901,232	$171,652	$4,950,635	$12,061,417

Foreign currency translation adjustment	-	-	-	34,458	-	34,458

Net loss for the period	-	-	-	-	(15,038)	(15,038)
Balance as of March 31, 2008	37,898,251	$37,898	$6,901,232	$206,110	$4,935,597	$12,080,837

See accompanying notes to condensed consolidated financial statements.

INNOCOM TECHNOLOGY HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2008
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

NOTE - 1 BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with both generally accepted accounting principles for interim financial information, and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) that are, in the opinion of management, considered necessary for a fair presentation of the results for the interim periods presented. Interim results are not necessarily indicative of results for a full year.

The condensed consolidated financial statements and related disclosures have been prepared with the presumption that users of the interim financial information have read or have access to our annual audited consolidated financial statements for the preceding fiscal year. Accordingly, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the related notes thereto contained in the Annual Report on Form 10-K for the year ended December 31, 2007.

NOTE - 2 ORGANIZATION AND BUSINESS BACKGROUND

Innocom Technology Holdings, Inc. (the “Company” or “INCM”) was incorporated in the State of Nevada on June 26, 1998. On June 20, 2006, the Company changed its name from “Dolphin Productions, Inc.” to “Innocom Technology Holdings, Inc.”

For the three months ended March 31, 2008, the Company, through its subsidiaries is engaged in trading of mobile phone handsets and components.

As of March 31, 2008, details of the Company’s subsidiaries are described below:

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

NOTE - 3 GOING CONCERN UNCERTAINTIES

These condensed consolidated financial statements have been prepared assuming that Company will continue as a going concern, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.

As of March 31, 2008, the Company had incurred a net loss of $15,038 and a negative operating cash flow of $81,717. The continuation of the Company is dependent upon the continuing financial support of shareholders and obtaining short-term and long-term financing, generating significant revenue and achieving profitability. The actions involve certain cost-saving initiatives and growing strategies, including the commencement of assembly lines in the production of mobile handsets in China. As a result, the consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of the Company’s ability to continue as a going concern.

NOTE - 4 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

●	Basis of presentation

These accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America.

●	Use of estimates

In preparing these condensed consolidated financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheets and revenues and expenses during the years reported. Actual results may differ from these estimates.

●	Basis of consolidation

The condensed consolidated financial statements include the financial statements of INCM and its subsidiaries.

All significant inter-company balances and transactions within the Company have been eliminated upon consolidation

●	Cash and cash equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments.

●	Intangible assets

Intangible assets include trademarks of mobile phone handsets purchased from a third party. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), intangible assets with finite useful lives related to developed technology, customer lists, trade names and other intangibles are being amortized on a straight-line basis over the estimated useful life of the related asset.

These assets are carried at cost less accumulated amortization and are amortized on a straight-line basis over their estimated useful lives of 10 years beginning at the time the related trademarks are granted.

●	Plant and equipment, net

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

Depreciation expense for the three months ended March 31, 2008 and 2007 were $417 and $1,708, respectively.

●	Valuation of long-lived assets

Long-lived assets primarily include plant and equipment and intangible assets. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company periodically reviews long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives are no longer appropriate. Each impairment test is based on a comparison of the undiscounted cash flows to the recorded value of the asset. If an impairment is indicated, the asset is written down to its estimated fair value based on a discounted cash flow analysis. Determining the fair value of long-lived assets includes significant judgment by management, and different judgments could yield different results. There has been no impairment as of March 31, 2008.

●	Revenue recognition

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

For the period ended March 31, 2008, the Company recognizes $122,048 as net revenues, at a rate of 6% based on the gross amount of $2,034,133 billed to the customers.

For the period ended March 31, 2007, the Company recognizes $294,872 as net revenues, at a rate of 6% based on the gross amount of $4,914,533 billed to the customers.

●	Comprehensive (loss) income

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

●	Income taxes

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

The Company also adopts Financial Accounting Standards Board ("FASB") Interpretation No. (FIN) 48, "Accounting for Uncertainty in Income Taxes" and FSP FIN 48-1, which amended certain provisions of FIN 48. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes." FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires that the Company determine whether the benefits of the Company's tax positions are more likely than not of being sustained upon audit based on the technical merits of the tax position. The provisions of FIN 48 also provide guidance on de-recognition, classification, interest and penalties, accounting in interim periods and disclosure. In connection with our adoption of FIN No. 48, we analyzed the filing positions in all of the federal and state jurisdictions where we are required to file income tax returns, as well as all open tax years in these jurisdictions. The Company adopted the policy of recognizing interest and penalties, if any, related to unrecognized tax positions as income tax expense. The Company did not have any unrecognized tax positions or benefits and there was no effect on the financial condition or results of operations for the period ended March 31, 2008. The Company’s tax returns remain subject to examination by major tax jurisdictions.

●	Net (loss) income per share

The Company calculates net (loss) income per share in accordance with SFAS No. 128,“Earnings per Share”. Basic (loss) income per share is computed by dividing the net (loss) income by the weighted-average number of common shares outstanding during the period. Diluted (loss) income per share is computed similar to basic (loss) income per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common stock equivalents had been issued and if the additional common shares were dilutive.

●	Foreign currencies translation

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

In general, assets and liabilities are translated into US$, in accordance with SFAS No. 52, “Foreign Currency Translation”, using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the period. The gains and losses resulting from translation of financial statements of foreign subsidiaries are recorded as a separate component of accumulated other comprehensive income within the statement of stockholders’ equity.

Translation of amounts from HK$ into US$ has been made at the following exchange rates for the respective period:

	2008	2007

Period end RMB:US$ exchange rate	7.0222	7.7697
Average rates RMB:US$ exchange rate	7.18	7.8635
Period end HK$:US$ exchange rate	7.7827	7.8049
Average rates HK$:US$ exchange rate	7.7954	7.8026

●	Stock-based compensation

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

●	Related parties

Parties, which can be a corporation or individual, are considered to be related if the Company has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operating decisions. Companies are also considered to be related if they are subject to common control or common significant influence.

●	Segment reporting

SFAS No. 131 “Disclosures about Segments of an Enterprise and Related Information” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in the financial statements. For the period ended March 31, 2008 and 2007, the Company operates in one reportable segment in trading of mobile phone handsets & related components in Hong Kong.

●	Fair value of financial instruments

The Company values its financial instruments as required by SFAS No. 107, “Disclosures about Fair Value of Financial Instruments”. The estimated fair value amounts have been determined by the Company, using available market information and appropriate valuation methodologies. The estimates presented herein are not necessarily indicative of amounts that the Company could realize in a current market exchange.

The Company’s financial instruments primarily consist of cash and cash equivalents, prepaid expenses and other receivable, amount due to a related party, income tax payable, other payables and accrued liabilities.

As of the balance sheet dates, the estimated fair values of the financial instruments were not materially different from their carrying values as presented due to the short term maturities of these instruments and that the interest rates on the borrowings approximate those that would have been available for loans of similar remaining maturity and risk profile at respective period ends.

●	Recent accounting pronouncements

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

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), "Business Combinations" ("SFAS No. 141R"). SFAS No. 141R will change the accounting for business combinations. Under SFAS No. 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS No. 141R will change the accounting treatment and disclosure for certain specific items in a business combination. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Accordingly, any business combinations the Company engages in will be recorded and disclosed following existing GAAP until January 1, 2009. The Company expects SFAS No. 141R will have an impact on accounting for business combinations once adopted but the effect is dependent upon acquisitions at that time. The Company is still assessing the impact of this pronouncement.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements--An Amendment of ARB No. 51, or SFAS No. 160" ("SFAS No. 160"). SFAS No. 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. The Company believes that SFAS 160 should not have a material impact on the consolidated financial position or results of operations.

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities" ("SFAS No. 161"). SFAS 161 requires companies with derivative instruments to disclose information that should enable financial-statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under FASB Statement No. 133 "Accounting for Derivative Instruments and Hedging Activities" and how derivative instruments and related hedged items affect a company's financial position, financial performance and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The adoption of this statement is not expected to have a material effect on the Company's future financial position or results of operations.

NOTE - 5 INVESTMENT IN AN UNCONSOLIDATED AFFILIATE

The Company has established a new company in the PRC, which was incorporated as a limited liability company on January 19, 2007, under the laws of the PRC having registered capital of RMB156,006,000 (equivalent to US$20,000,000). Upon completion of its start up phase, the new subsidiary’s principal activity will be the manufacturing and trading of mobile communication products and components

As of March 31, 2008, the establishment of a new company was not effectively completed in the PRC by the local government. Approximately $8,487,661 was incurred in the establishment of the subsidiary, principally expenditures for plant and equipment to the assembly line for mobile phone components and was recorded as an initial investment in the subsidiary. These amounts will be considered in conjunction with the consolidation of a new subsidiary in a business combination under SFAS No. 141 upon its completion in the second quarter of 2008.

NOTE - 6 INTANGIBLE ASSETS

	March 31, 2008	December 31, 2007

Trademarks	$5,960,775	$5,960,775

Less: accumulated amortization	(506,425)	(357,754)
Less: foreign translation difference	15,883	108
Net book value	$5,470,233	$5,603,129

Amortization expense for the three months ended December 31, 2008 and 2007 was $148,671 and $0.

Trademarks will be used in the planned assembly line for mobile phone communication products and components (see Note 5).

NOTE - 7 AMOUNT TO A RELATED PARTY

As of March 31, 2008, a balance of $87,427 due to a director and a major shareholder of the Company, Mr. William Hui, represented temporary advance to the Company which was unsecured, interest-free and has no fixed repayment term. The imputed interest on the amount due to a stockholder was not significant.

NOTE - 8 INCOME TAXES

The Company is registered in the United States of America and has operations in three tax jurisdictions: United States of America, British Virgin Island and Hong Kong. The components of loss before income taxes are as follows:

	Three months ended March 31,
	2008	2007

Operations in tax jurisdictions from:
Hong Kong	$10,474	$213,582
British Virgin Islands	(26,643)	-
United States of America	1,131	(487,116)
Loss before income taxes	$(15,038)	$(273,534)

United States of America

The Company is registered in the State of Neveda and is subjected to United States of America tax law.

As of March 31, 2008, the U.S. operation incurred $6,137,282 of net operating losses available for federal tax purposes, which are available to offset future taxable income. The net operating loss carry forwards begin to expire in 2028. The Company has provided for a full valuation allowance for any future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

British Virgin Island

Under the current BVI law, the Company is not subject to tax on income.

Hong Kong

For the three months ended March 31, 2008, no income tax expense for Hong Kong profits tax is provided for as the Company’s income neither arises in, nor is derived form Hong Kong under its tax law.

NOTE - 9 CONCENTRATION AND RISK

(a) Major customers

For both three months ended March 31, 2008 and 2007, 100% of the Company’s assets were located in Hong Kong and 100% of the Company’s revenues were generated from customers located in the PRC and Hong Kong.

For the three months ended March 31, 2008 and 2007, one single customer represented more than 10% of the Company’s revenue and accounts receivable, respectively. As of March 31, 2008, this customer accounts for both 100% of revenues amounting to $122,028 and $0 of accounts receivable, respectively.

(b) Credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and trade accounts receivable. The Company performs ongoing credit evaluations of its customers’ financial condition, but does not require collateral to support such receivables.

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

NOTE - 10 SHARE-BASED COMPENSATION

In 2006, the Company issued 3,000,000 shares of common stock upon exercise of rights under the share options. The fair value of the stock-based compensation services for the grant is calculated at $5,932,000 based on Black-Scholes Pricing Model and recorded as long-term deferred charges. For the three months ended March 31, 2007, the Company recognized the stock-based compensation expense of $487,117 and amortized to the statement of operation over the requisite service period.

On November 19, 2007, the Board of Directors approved the termination of certain service agreements because no services were rendered to the Company during 2007. Consistent with SFAS No. 123(R), “Share-Based Payment” using the fair value method, the Company immediately recognized as expense, over the requisite service period.

NOTE - 11 COMMITMENT AND CONTINGENCIES

(a) Operating lease commitment

The Company leases an office premise under a non-cancelable operating lease for a period of 1 year due June 30, 2008. Costs incurred under this operating lease are recorded as rent expense and totaled approximately $26,169 and $26,154 for the three months ended March 31, 2008 and 2007.

Period ending March 31,

2009	$52,275

(b) Capital commitment

As of March 31, 2008, the Company has the following capital commitments:

Planned acquisition of land and building

The Company has entered into a Provisional agreement dated September 29, 2006 to purchase land and building in PRC to establish an assembly line of mobile phone handset. There is a definitive sale and purchase agreement entered up to the date of this report. As of March 31, 2008, the Company has contracted for plant and equipment amounting to $7,541,212 (RMB52,955,898), of which $3,663,802 (RMB25,727,949) was paid to the vendors.

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

NOTE - 12 SUBSEQUENT EVENTS

On April 28, 2008, the Company entered into a Share Purchase Agreement (the “Agreement”) with Xie Guo Qiang (“Qiang”) to purchase the Company’s interest in Chinarise Capital (International) Ltd. (“CCI”) for a purchase price of HK$43,813,384.67 (“Purchase Price”).

The Purchase Price will be deliverable to the Company within thirty (30) days from the date of signing a sold note and a bought note. The Company will deliver to Qiang upon completion the following: (a) a duly executive instrument of transfer; (b) resignation of the existing directors and officers of CCI; (c) the statutory books of CCI; (d) written confirmation from the Company that there are no subsisting guarantees or other forms of securities given by CCI; (e) share certificate and minute books of CCI, including all other items listed in Section 5(e) of the Agreement; (f) accounts of CCI prepared by for the period ending immediately prior to completion and duly signed by the directors of CCI; (g) a board resolution of CCI duly passed validly approving the transfer of the share from the Company to Qiang or persons nominated by Qiang and appointing the persons nominated by Qiang as the new directors and officers of CCI; and (h) all such other deeds, documents and instruments Qiang may require in order to perfect the right, title and interest of Qiang.

ITEM 2.  MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

The following review concerns the three months ended March 31, 2008 and March 31, 2007, which should be read in conjunction with the financial statements and notes thereto presented in the Form 10-K.

Forward Looking Statements

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

Overview and Future Plan of Operations

In the first quarter of 2008, our revenues dropped by 59% from $294,872 in 2007 to $122,028 in 2008 primarily resulting from longer low season period in respect of trading of mobile phone and related components..

In 2008, the Company will strengthen our trading of mobile phones and related components. We will also put the assembling production factory situated in Changzhou, Jiangsu Province, China in commercial production. This factory will assemble mobile phones under the purchased trade mark namely “Tsinghua Unisplendour” and other mobile phone components on OEM basis.

Results of Operations for the Three Months Ended March 31, 2008 and March 31, 2007

During the three months ended March 31, 2008, we experienced a net loss of $15,038 compared to a net loss of $310,911 for the three months ended March 31, 2007. The loss is attributable to seasonal effect of low season period,

Revenue

During the three months ended March 31, 2008, we derived $122,028 revenue from our Trading of Mobile Phone and Related Component operations, representing a decrease in revenue of $172,844 or 59% decrease from the comparable three months ended March 31, 2007 in which revenue to $294,872.

Low season period starts from long holiday period of Chinese New Year which falls either in January or February of each year. For the three months ended March 31, 2008, we have longer low season period as compared with comparable period. As a result, we sustain a drop in revenue.

Cost of Sales

As our trading cost is netted with billed value as revenue, the Company does not have any cost of sales.

Administrative Expenses

During the three months ended March 31, 2008, we incurred administrative expenses (excluding depreciation, amortization of long-term deferred charges and amortization of intangible assets) of $97,978 (before write back of $110,000 over-accrued expenses of previous years) as compared with $66,122 administrative expenses for the three months ended March 31, 2007.

The increase in expenses was primarily attributable to increase in full time employees from 2 to 5.

Depreciation, Amortization of Long-term Deferred Charges and Amortization of Intangible Assets

Below table set out the components of non-cash items:

	Three Months ended March 31, 2008	Three Months ended March 31, 2007
Depreciation	$417	$1,708
Amortization of intangible assets	148,671	-
Amortization of long-term deferred consultancy fee	-	487,117
	$149,088	$488,825

The depreciation policy adopted in for the fiscal year 2008 was consistent with that adopted in 2007.

The increase in amortization of intangible assets is due to acquisition of trade mark for our mobile phones during the second quarter period of 2007. The amortization is made over purchase period of 10 years.

The amortization of long-term deferred consultancy fee during the three months ended March 31, 2008 decreases as the deferred charges has been written off during the last quarter of 2007.

Other Income

Total other income for both periods presented was immaterial and consisted of the following:

	Three Months ended March 31, 2008	Three Months ended March 31, 2007
Interest income	$-	$2

Interest expense	$-	$-

Net Loss

Net loss for the three months ended March 31, 2008 was $15,038 compared to net loss of $310,911 for the three months ended March 31, 2007. Loss of both periods is primarily attributed to seasonal effect of low season period. The decrease of loss for the three months ended March 31, 2008 is attributable to write back over-accrued expenses of previous period and write-off of long-term deferred consultancy fee in the last quarter of 2007.

Trends, Events, and Uncertainties

During the three months ended March 31, 2008, we focus on establishing our assembling plant in Changzhou, Jiangsu Province, China. Deposits have been paid and trial production has been completed. We look forward to put the plant in commercial production in second quarter of 2008 upon receiving relevant licenses. We will assemble mobile phones under the purchased trade mark namely “Tsinghua Unisplendour” and other mobile phone components on OEM basis.

Liquidity and Capital Resources for the Three Months Ended March 31, 2008 and 2007

Cash flows from operating activities

We experienced negative cash flows used in operations in the amount of $81,717 and $75,176 for the three months ended March 31, 2008 and 2007.

Cash flows from investing activities

During three months ended March 31, 2008, there are no investment activities.

Cash flows from financing activities

We experienced positive cash flows advanced from a related party in the amount of $87,156 and $67,982 for the three months ended March 31, 2008 and 2007.

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

Details of critical accounting policies are set out in notes to the financial statements included in Item 1.

Employees

As of March 31, 2008, we had approximately 5 full-time employees employed in Greater China. From time to time we employ independent contractors to support our production, engineering, marketing, and sales departments

Website Access to our SEC Reports
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

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

ITEM 4T.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.

Based on an evaluation under the supervision and with the participation of management, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as defined in Section 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act") were effective as of March 31, 2008 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2008, which were identified in connection with management's evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

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

Our products and solutions include increasingly complex technology involving numerous new patented and other proprietary technologies, as well as some developed or licensed to us by certain third parties. As a consequence, evaluating the protection of the technologies we intend to use is more and more challenging, and we expect increasingly to face claims that we have infringed third parties' intellectual property rights. The use of increasingly complex technology may also result in increased licensing costs for us, restrictions on our ability to use certain technologies in our products and solution offerings, and/or costly and time-consuming litigation. Third parties may also commence actions seeking to establish the invalidity of intellectual property rights on which we depend.

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

The trading price of our ordinary shares has been and may continue to be subject to considerable daily fluctuations. During the three months ended March 31, 2008, the closing sale prices of our ordinary shares on the Over-the-Counter Bulletin Board ranged from $0.17 to $0.35 per share and the closing sale price on May 9, 2008 was $0.25 per share. Our stock price may fluctuate in response to a number of events and factors, such as quarterly variations in operating results, announcements of technological innovations or new products and media properties by us or our competitors, changes in financial estimates and recommendations by securities analysts, the operating and stock price performance of other companies that investors may deem comparable, new governmental restrictions or regulations and news reports relating to trends in our markets. In addition, the stock market in general, and the market prices for China-related and mobile phone-related companies in particular, have experienced extreme volatility that often has been unrelated to the operating performance of such companies. These broad market and industry fluctuations may adversely affect the price of our ordinary shares, regardless of our operating performance.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

On February 25, 2008, the Company filed with the Commission a Form 8-K stating that the Company’s independent auditor Dominic K.F. Chan & Co. resigned. The Company’s Board of Directors approved the engagement of Zhong Yi (Hong Kong ) C.P.A. Company Limited as the Company’s new independent registered public accounting firm.

On March 7, 2008, the Company filed with the Commission a Form 8-K/A amending the Form 8-K filed on February 25, 2008 to state that the Company’s new independent registered public accounting firm Zhong Yi (Hong Kong) C.P.A. Company Limited was not engaged in the previous two fiscal years as the independent auditor nor a consultant to the Company.

ITEM 6. EXHIBITS

INDEX TO EXHIBITS
OF
INNOCOM TECHNOLOGY HOLDINGS, INC.

31.1	Rule 13a-14 (a)/15d-14 (a) Certification of Chief Executive Officer

31.2	Rule 13a-14 (a)/15d-14 (a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INNOCOM TECHNOLOGY HOLDINGS, INC.

/s/ William Yan Sui Hui
Dated: May 14, 2008	William Yan Sui Hui, Chief Executive Officer (Principal executive officer)

/s/ Cheung Wai Hung, Eddie
Dated: May 14, 2008	Cheung Wai Hung, Eddie, Chief Financial Officer (Principal financial officer)