Form 10-Q
period 2008-06-30
INNOCOM TECHNOLOGY HOLDINGS, INC.
filed 2008-08-19
CIK 1076541

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the quarter ended June 30, 2008

-OR-

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 0-50164

INNOCOM TECHNOLOGY HOLDINGS, INC.
(Exact Name of small business issuer as specified in Its charter)

NEVADA	87-0618756
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

Suite 1501, Bank of East Asia Harbour View Centre, 56 Gloucester Road, Wanchai, Hong Kong, PRC (Address of principal executive offices)	(Zip code)

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
Yes ☑      No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rue 12b-2of the Exchange Act).
Yes ☐   No ☑

The number of shares outstanding of each of the Registrant’s classes of common stock, as of August 10, 2008 was 37,900,536 shares, all of one class of $0.001 par value Common Stock.

INNOCOM TECHNOLOGY HOLDINGS, INC.
FORM 10-Q
Quarter Ended June 30, 2008
TABLE OF CONTENTS

		Page
	PART I— FINANCIAL INFORMATION

Item 1	Financial Statements

	Condensed Consolidated Balance Sheets as of June 30, 2008 (unaudited) and December 31, 2007 (audited)	F-2

	Condensed Consolidated Statements of Operations and Comprehensive(Loss) Income for the Three Months and Six Months Ended June 30, 2008 and 2007 (unaudited)	F-3

	Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2008 and 2007 (unaudited)	F-4

	Condensed Consolidated Statements of Stockholders’ Equity for the Six Months Ended June 30, 2008 (unaudited)	F-5

	Notes to Condensed Consolidated Financial Statements for the Six Months Ended June 30, 2008 (unaudited)	F-6 to F-17

Item 2	Managements Discussion and Analysis of Financial Condition and Results of Operation	4

Item 3	Quantitative and Qualitative Disclosures About Market Risk	7

Item 4T	Controls and Procedures	8

	PART II—OTHER INFORMATION

Item 1	Legal Proceedings	8

Item 1A	Risk Factors	8

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	18

Item 3	Defaults Upon Senior Securities	18

Item 4	Submission of Matters to a Vote of Security Holders	19

Item 5	Other Information	19

Item 6	Exhibits	19

	SIGNATURES	19

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

PART I. FINANCIAL INFORMATION

ITEM  1.  Financial Statements

INNOCOM TECHNOLOGY HOLDINGS, INC.

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Page

Condensed Consolidated Balance Sheets as of June 30, 2008 and December 31, 2007	F-2

Condensed Consolidated Statements of Operations And Comprehensive Income for the three and six months ended June 30, 2008 and 2007	F-3

Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2008 and 2007	F-4

Condensed Consolidated Statement of Stockholders’ Equity for the six months ended June 30, 2008	F-5

Notes to Condensed Consolidated Financial Statements	F-6 to F-17

INNOCOM TECHNOLOGY HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2008 AND DECEMBER 31, 2007
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

	June 30, 2008	December 31, 2007
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$543,064	$3,597
Inventories	106,241	-
Prepayments and other receivables	338,298	26,636

Total current assets	987,603	30,233

Non-current assets:
Investment in an unconsolidated affiliate	-	8,463,464
Intangible assets, net	5,306,966	5,603,129
Land use right, net	2,973,184	-
Property, plant and equipment, net	7,090,323	2,082

TOTAL ASSETS	$16,358,076	$14,098,908

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term bank loans	$1,700,686	$-
Bill payable	496,033	-
Accounts payable	74,846	-
Amount due to a related party	240,254	128
Deferred revenue	149,139	400,290
Income tax payable	-	1,439,376
Other payables and accrued liabilities	1,852,569	197,697

Total current liabilities	4,513,527	2,037,491

TOTAL LIABILITIES	$4,513,527	$2,037,491

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.001 par value; 50,000,000 shares authorized; 37,898,251 shares and 37,898,251 shares issued and outstanding as of June 30, 2008 and December 31, 2007	37,898	37,898
Additional paid-in capital	6,901,232	6,901,232
Accumulated other comprehensive income	601,187	171,652
Retained earnings	4,304,232	4,950,635

Total stockholders’ equity	11,844,549	12,061,417

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$16,358,076	$14,098,908

See accompanying notes to condensed consolidated financial statements.

INNOCOM TECHNOLOGY HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE (LOSS) INCOME
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2008 AND 2007
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007

REVENUE, NET	$129,384	$358,975	$251,412	$653,846

OPERATING EXPENSES:
Sales and marketing	-	16,667	-	30,128
General and administrative	669,122	614,031	806,188	1,168,978

Total operating expenses	669,122	630,698	806,188	1,199,106

LOSS FROM OPERATIONS	(539,738)	(271,723)	(554,776)	(545,260)

Other income (expenses):
Gain on disposal of subsidiaries	-	599,737	-	599,737
Interest expenses	(102,704)	-	(102,704)	-
Interest income	11,077	4	11,077	6

(LOSS) INCOME BEFORE INCOME TAXES	(631,365)	328,018	(646,403)	54,483

Income tax expenses	-	(46,055)	-	(83,431)

NET (LOSS) INCOME	$(631,365)	$281,963	$(646,403)	$(28,948)

Other comprehensive (loss) income:
- Foreign currency translation (loss) gain	395,077	(217,104)	429,535	(266,193)

COMPREHENSIVE (LOSS) INCOME	$(236,288)	$64,859	$(216,868)	$(295,141)

Net (loss) income per share – Basic and diluted	$(0.02)	$0.01	$(0.02)	$(0.00)

Weighted average shares outstanding – basic and diluted	37,898,251	37,898,251	37,898,251	37,898,251

See accompanying notes to condensed consolidated financial statements.

INNOCOM TECHNOLOGY HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

	Six months ended June 30,
	2008	2007
Cash flows from operating activities:
Net loss	$(646,403)	$(28,949)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,246	500
Amortization of long-term deferred charges	-	979,646
Amortization of intangible assets	297,259	-
Gain on disposal of subsidiaries	-	(599,737)
Loss on disposal of plant and equipment	1,667
Change in operating assets and liabilities:
Inventories	(106,241)	-
Accounts receivable, trade	-	(623,718)
Prepaid expenses and other receivables	(311,661)	(3,020,236)
Accounts payable, trade	74,846	-
Deferred revenue	(251,151)	-
Other payables and accrued liabilities	(78,031)	39,480
Income tax payable	(1,439,376)	83,432
Amount due to a related party	99,937	3,301,260

Net cash (used in) provided by operating activities	(2,357,908)	131,678

Cash flows from investing activities:
Proceeds from disposal of subsidiaries (net of cash balance)	5,617,101	5,811,904
Acquisition of deferred expenditure	-	(5,964,519)
Payment for property, plant and equipment	(11,315)	-
Payment for land use right	(129,462)	-

Net cash provided by (used in) investing activities	5,476,324	(152,615)

Cash flows from financing activities:
Repayment of amount due to a related party	(5,204,104)	-
Proceeds from short-term bank loans	1,700,686	-
Proceeds from bill payables	496,033	-

Net cash used in financing activities	(3,007,385)	-

Effect of exchange rate changes on cash and cash equivalents	428,436	-

NET CHANGE IN CASH AND CASH EQUIVALENTS	539,467	(20,937)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	3,597	101,288

CASH AND CASH EQUIVALENTS, END OF PERIOD	$543,064	$80,351

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest expenses	$102,704	$-

See accompanying notes to condensed consolidated financial statements.

INNOCOM TECHNOLOGY HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2008
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

	Common stock			Accumulated
	No. of shares	Amount	Additional paid-in capital	other comprehensive income	Retained earnings	Total stockholders’ equity
Balance as of January 1, 2008	37,898,251	$37,898	$6,901,232	$171,652	$4,950,635	$12,061,417

Foreign currency translation adjustment	-	-	-	429,535	-	429,535

Net loss for the period	-	-	-	-	(646,403)	(646,403)

Balance as of June 30, 2008	37,898,251	$37,898	$6,901,232	$601,187	$4,304,232	$11,844,549

See accompanying notes to condensed consolidated financial statements.

INNOCOM TECHNOLOGY HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2008
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

NOTE - 1 BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by management in accordance with both accounting principles generally accepted in the United States (“GAAP”), and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Certain information and note disclosures normally included in audited financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.

In the opinion of management, the consolidated balance sheet as of December 31, 2007 which has been derived from audited financial statements and these unaudited condensed consolidated financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the period ended June 30, 2008 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2008 or for any future period.

These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the Management’s Discussion and the audited financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2007.

NOTE - 2 ORGANIZATION AND BUSINESS BACKGROUND

Innocom Technology Holdings, Inc. (the “Company” or “INCM”) was incorporated in the State of Nevada on June 26, 1998. On June 20, 2006, the Company changed its name from “Dolphin Productions, Inc.” to “Innocom Technology Holdings, Inc.”

For the six months ended June 30, 2008, the Company, through its subsidiaries is engaged in trading of mobile phone handsets and components.

On April 28, 2008, the Company disposed of a subsidiary, Chinarise Capital (International) Ltd. at a purchase price of $5,617,101.

On May 8, 2008, the Company completed the establishment of a new subsidiary, Changzhou Innocom Communication Technology Limited in the People’s Republic of China (“the PRC”) upon the approval of its local government.

As of June 30, 2008, details of the Company’s subsidiaries are described below:

Name of company	Place and date of incorporation	Issued and fully paid capital	Principal activities

Innocom Technology Holdings Limited (“ITHL”) (Formerly Wisechamp Group Limited)	British Virgin Islands July 12, 2005	US$1 ordinary	Investment holding

Sky Talent Development Limited (“STDL”)	British Virgin Islands September 8, 2005	US$1 ordinary	Investment holding

Innocom Mobile Technology Limited (“IMTL”)	Hong Kong June 21, 2006	HK$2,000,000 ordinary	Inactive

Pender Holdings Ltd. (“Pender”)	British Virgin Islands August 15, 2003	US$1 ordinary	Trading of mobile phone handsets and components

Favor Will International Ltd. (“FWIL”)	British Virgin Islands July 11, 2007	US$1 ordinary	Investment holding

Changzhou Innocom Communication Technology Limited (“CICTL”)	The PRC January 19, 2007	RMB50,000,000	Manufacture of mobile phone handsets and components

INCM and its subsidiaries are hereinafter referred to as (the “Company”).

NOTE – 3 GOING CONCERN UNCERTAINTIES

These condensed consolidated financial statements have been prepared assuming that Company will continue as a going concern, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.

As of June 30, 2008, the Company had incurred a net loss of $646,403 and a negative operating cash flow of $2,357,908. The continuation of the Company is dependent upon the continuing financial support of shareholders and obtaining short-term and long-term financing, generating significant revenue and achieving profitability. The actions involve certain cost-saving initiatives and growing strategies, including the commencement of assembly lines in the production of mobile handsets in China. As a result, the consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of the Company’s ability to continue as a going concern.

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

All significant inter-company balances and transactions within the Company have been eliminated upon consolidation.

● Cash and cash equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments.

● Inventories

Inventories are stated at the lower of cost or market (net realizable value), cost being determined on a weighted average method. Costs include purchase of raw materials.

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

● Land use right

All lands in the People’s Republic of China (the “PRC”) are owned by the PRC government. The government in the PRC, according to the relevant PRC law, may sell the right to use the land for a specified period of time. Thus, all of the Company’s land purchases in the PRC are considered to be leasehold land and are stated at cost less accumulated amortization and any recognized impairment loss. Amortization is provided over the term of the land use right agreements on a straight-line basis, which is 45 years and they will expire in 2054.

No provision for amortization is made until such time as the relevant assets are put into operational use.

● Plant and equipment, net

Plant and equipment are stated at cost less accumulated depreciation and accumulated impairment losses, if any. Depreciation is calculated on the straight-line basis over the following expected useful lives from the date on which they become fully operational:

	Depreciable life	Residual value
Plant and machinery	5-10 years	5%
Furniture, fixtures and office equipment	5 years	5%

Expenditure for repairs and maintenance is expensed as incurred. When assets have retired or sold, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in the results of operations.

● Valuation of long-lived assets

Long-lived assets primarily include plant and equipment, land use right and intangible assets. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company periodically reviews long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives are no longer appropriate. Each impairment test is based on a comparison of the undiscounted cash flows to the recorded value of the asset. If an impairment is indicated, the asset is written down to its estimated fair value based on a discounted cash flow analysis. Determining the fair value of long-lived assets includes significant judgment by management, and different judgments could yield different results. There has been no impairment as of June 30, 2008.

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

For the period ended June 30, 2008, the Company recognizes $251,412 as net revenues, at a rate of 6.02% based on the gross amount of $4,173,207 billed to the customers.

For the period ended June 30, 2007, the Company recognizes $653,846 as net revenues, at a rate of 5.43% based on the gross amount of $12,051,282 billed to the customers.

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

In connection with the adoption of FIN 48, the Company analyzed the filing positions in all of the federal, state and foreign jurisdictions where the Company and its subsidiaries are required to file income tax returns, as well as all open tax years in these jurisdictions. The Company adopted the policy of recognizing interest and penalties, if any, related to unrecognized tax positions as income tax expense. The Company did not have any unrecognized tax positions or benefits and there was no effect on the financial condition or results of operations for the period ended June 30, 2008. The Company’s tax returns remain open subject to examination by major tax jurisdictions.

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

The reporting currency of the Company is the United States dollar ("US$"). The Company’s subsidiaries operating in Hong Kong maintained their books and records in its local currency, Hong Kong Dollars ("HK$"), which are functional currencies as being the primary currency of the economic environment in which these entities operate.

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

Translation of amounts from HK$ into US$ has been made at the following exchange rates for the respective period:

	2008	2007

Period end RMB:US$ exchange rate	6.8520	-
Average monthly RMB:US$ exchange rate	7.0504	-
Period end HK$:US$ exchange rate	7.8037	7.8000
Average monthly HK$:US$ exchange rate	7.7975	7.8000

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

● Segment reporting

SFAS No. 131 “Disclosures about Segments of an Enterprise and Related Information” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in the financial statements. For the period ended June 30, 2008 and 2007, the Company operates in one reportable segment in trading of mobile phone handsets & related components in Hong Kong.

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

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” ("SFAS No. 162"). This statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements in conformity with generally accepted accounting principles (GAAP) in the United States. This statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”. The Company does not expect the adoption of SFAS No. 162 to have a material effect on the financial condition or results of operations of the Company.

NOTE - 5 BUSINESS COMBINATION

On April 28, 2008, the Company entered into a Share Purchase Agreement with Xie Guo Qiang (“Qiang”) to sell the Company’s interest in Chinarise Capital (International) Ltd. for a consideration of $5,617,101 (equivalent to HK$43,813,385). For the six month ended June 30, 2008, no gain or loss was recognized from the disposal of a subsidiary.

On May 8, 2008, the Company completed the establishment of a new subsidiary upon the approval from the PRC local government. The subsidiary is registered as a limited liability company on January 19, 2007 in Chang Zhou City, Jiang Su Province, the PRC with the registered and paid-in capital of $4,943,997 (equivalent to RMB37,960,812). As of June 30, 2008, the total investment in a subsidiary is approximated as $8,487,661 including the acquisition of land use rights and plant and equipment. Its operation is currently considered as the start up phase and principally engaged in manufacturing and trading of mobile communication products and components. The production from its assembly line will be commenced in the third quarter of 2008.

NOTE - 6 INTANGIBLE ASSETS

	June 30, 2008	December 31, 2007

Trademarks	$5,960,775	$5,960,775
Foreign translation difference	916	-
	5,961,691	5,960,775
Less: accumulated amortization	(654,905)	(357,754)
Less: foreign translation difference	180	108

Net book value	$5,306,966	$5,603,129

Amortization expense for the three and six months ended June 30, 2008 were $148,588and $297,259.

Trademarks will be used in the planned assembly line for mobile phone communication products and components in the PRC.

NOTE - 7 PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net, consisted of the following:

	June 30, 2008	December 31, 2007

Plant and machinery	$7,085,542	$3,331
Furniture, fixtures and office equipment	4,950	-
Leasehold improvement	6,263	-
Foreign translation difference	(5,603)	-
	7,091,152	3,331
Less: accumulated depreciation	(828)	(1,249)
Less: foreign translation difference	(1)	-
Property, plant and equipment, net	$7,090,323	$2,082

Depreciation expense for the three and six months ended June 30, 2008 were $829 and $1,246.

For the six months ended June 30, 2008, the Company tested for impairment in accordance with the SFAS 142 and no impairment charge was required.

NOTE - 8 SHORT-TERM BANK LOANS

As of June 30, 2008, short-term bank loans were as follows:

	June 30, 2008	December 31, 2007
Short-term bank loans:
The Company’s wholly-owned subsidiary, CICTL has short-term bank loans, which are unsecured, payable to a financial institution in the PRC. The loans are subject to a renewal provision, as follows:

Equivalent to RMB7,000,000 with interest rate at 8.541% per annum payable monthly, repayable by July 25, 2008	$992,067	$-

Equivalent to RMB5,000,000 with interest rate at 8.856% per annum payable monthly, repayable by August 25, 2008	708,619	-

Total short-term bank loans	$1,700,686	$-

NOTE - 9 AMOUNT DUE TO A RELATED PARTY

As of June 30, 2008, a balance of $240,254 due to a director and a major shareholder of the Company, Mr. William Hui, represented temporary advance to the Company which was unsecured, interest-free and has no fixed repayment term. The imputed interest on the amount due to a stockholder was not significant.

NOTE - 10 OTHER PAYABLES AND ACCRUED LIABILITIES

Other payables and accrued liabilities consisted of the followings:

	June 30, 2008	December 31, 2007
	(Unaudited)	(Audited)

Salaries and welfare payable	$67,409	$-
Temporary advances	23,527	-
Accrued expenses	44,979	197,697
Purchase payable to equipment vendors	1,716,654	-

	$1,852,569	$197,697

NOTE - 11 INCOME TAXES

For the period ended June 30, 2008 and 2007, the local (“the United States”) and foreign components of income (loss) before income taxes were comprised of the following:

	Six months ended June 30,
	2008	2007

Local	$(18,895)	$(1,020,198)
Foreign	(627,508)	1,074,681

(Loss) income before income taxes	$(646,403)	$54,483

The provision for income taxes consisted of the following:

	Six months ended June 30,
	2008	2007
Current:
Local	$-	$-
Foreign	-	83,431

Deferred:
Local	-	-
Foreign	-	-

Provision for income taxes	$-	$83,431

The effective tax rate in the periods presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. The Company has subsidiaries that operate in various countries: United States, British Virgin Island and Hong Kong that are subject to tax in the jurisdictions in which they operate, as follows:

United States of America

The Company is registered in the State of Neveda and is subject to United States current tax law.

As of June 30, 2008, the United States operation incurred $6,140,777 of net operating losses available for federal tax purposes, which are available to offset future taxable income. The net operating loss carry forwards begin to expire in 2029. The Company has provided for a full valuation allowance for any future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

British Virgin Island

Under the current BVI law, the Company is not subject to tax on income.

Hong Kong

For the six months ended June 30, 2008, no income tax expense for Hong Kong Profits Tax is provided for as the Company’s income neither arises in, nor is derived form Hong Kong under its tax law.

NOTE - 12 SHARE-BASED COMPENSATION

In 2006, the Company issued 3,000,000 shares of common stock upon exercise of rights under the share options. The fair value of the stock-based compensation services for the grant is calculated at $5,932,000 based on Black-Scholes Pricing Model and recorded as long-term deferred charges. For the six months ended June 30, 2007, the Company recognized the stock-based compensation expense of $979,646 and amortized to the statement of operation over the requisite service period.

On November 19, 2007, the Board of Directors approved the termination of certain service agreements because no services were rendered to the Company during 2007. Consistent with SFAS No. 123(R), “Share-Based Payment” using the fair value method, the Company immediately recognized as expense, over the requisite service period.

NOTE - 13 CONCENTRATION AND RISK

The Company is exposed to the followings concentrations of risk:

(a) Major customers

For the six months ended June 30, 2008 and 2007, 100% of the Company’s assets were located in the PRC and Hong Kong and 100% of the Company’s revenues were generated from customers located in the PRC.

For the three and six months ended June 30, 2008, one customer represented more than 10% of the Company’s revenue and accounts receivable, respectively. This customer accounts for 100% of revenue amounting to $129,384 and 100% of revenue amounting to $251,412 for the three and six months ended respectively, with $0 of accounts receivable as of June 30, 2008.

For the three and six months ended June 30, 2007, one customer represented more than 10% of the Company’s revenue and accounts receivable, respectively. This customer accounts for 100% of revenue amounting to $358,975 and 100% of revenue amounting to $653,846 for the three and six months ended respectively, with $0 of accounts receivable as of June 30, 2007.

(b) Credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and trade accounts receivable. The Company performs ongoing credit evaluations of its customers’ financial condition, but does not require collateral to support such receivables.

(c)  Exchange rate risk

The Company cannot guarantee that the current exchange rate will remain steady; therefore there is a possibility that the Company could post the same amount of net income for two comparable periods and because of the fluctuating exchange rate actually post higher or lower profit depending on exchange rate of RMB converted to US$ on that date. The exchange rate could fluctuate depending on changes in political and economic environments without notice.

NOTE - 14 COMMITMENT AND CONTINGENCIES

(a) Operating lease commitment

The Company leases an office premise under a non-cancelable operating lease for a term of 2 years due June 15, 2010. Costs incurred under this operating lease are recorded as rent expense and totaled approximately $52,515 and $52,324 for the six months ended June 30, 2008 and 2007.

Period ending June 30,
2009	$130,990
2010	125,532

Total	$256,522

(b) Capital commitment

As of June 30, 2008, the Company has the following capital commitments:

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

The following review concerns the three months ended June 30, 2008 and June 30, 2007, and six months ended June 30, 2008 and June 30, 2007, which should be read in conjunction with the financial statements and notes thereto presented in the Form 10-K.

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

Overview and Future Plan of Operations

In the two quarters of 2008, our revenues dropped by 45% from $653,846 in 2007 to $358,975 in 2008 primarily resulting from longer low season period in respect of trading of mobile phone and related components..

In 2008, the Company will strengthen our trading of mobile phones and related components. On May 8, 2008, we have completed the establishment of a new subsidiary, Changzhou Innocom Communication Technology Limited in Changzhou, Jiangsu Province, China upon the approval of its local government. We will put this assembling production factory in commercial production to assemble mobile phones under the purchased trade mark namely “Tsinghua Unisplendour” and other mobile phone components on OEM basis. We expect meaningful revenue from this segment in the fourth quarter.

Results of Operations for the Three Months ended June 30, 2008 and June 30, 2007 and Six Months Ended June 30, 2008 and June 30, 2007

During the three months ended June 30, 2008, we experienced a net loss of $631,365 compared to a net income of $281,963 for the three months ended June 30, 2007. During the six months ended June 30, 2008, we experienced a net loss of $646,403 compared to a net loss of $28,948 for the six months ended June 30, 2007. The loss is attributable to fierce competition of mobile phone industry and increase of staff cost upon establishment of assembling plant.

Revenue

During the three months ended June 30, 2008, we derived $129,384 revenue from our Trading of Mobile Phone and Related Component operations, representing a decrease in revenue of $122,028 or 49% decrease from the comparable three months ended June 30, 2007 in which revenue to $251,412.

During the six months ended June 30, 2008, we derived $358,975 revenue from our Trading of Mobile Phone and Related Component operations, representing a decrease in revenue of $294,871 or 45% decrease from the comparable six months ended June 30, 2007 in which revenue to $653,846.

As a result of fierce competition, we sustain a drop in revenue in both reported periods.

Cost of Sales

As our trading cost is netted with billed value as revenue, the Company does not have any cost of sales.

Administrative Expenses

Below table sets out the analysis of general and administrative expenses:

	Three Months ended June 30,		Six Months ended June 30,
	2008	2007	2008	2007
Total general and administrative expenses before recovery from over-provided audit fee of $110,000 during three months March 31, 2008	$669,122	$614,031	$916,188	$1,168,978
Less: Non-cash items	149,417	491,321	298,505	980,146
	$519,705	$122,710	$617,683	$188,832

The increase in general and administrative expenses was primarily attributable to increase in full time employees from 2 to 130 upon completion of establishment of a new subsidiary in Changzhou.

Below table sets out the components of non-cash items:

	Three Months ended June 30,		Six Months ended June 30,
	2008	2007	2008	2007
Depreciation	$829	$(1,208)	$1,246	$500
Amortization of intangible assets	148,588	-	297,259	-
Amortization of long-term deferred consultancy fee	-	492,529	-	979,646
	$149,417	$491,321	$298,505	$980,146

The depreciation policy adopted in for the fiscal year 2008 was consistent with that adopted in 2007.

The increase in amortization of intangible assets is due to acquisition of trade mark for our mobile phones at the end of the second quarter period of 2007. The amortization is made over purchase period of 10 years.

The amortization of long-term deferred consultancy fee during the three months ended March 31, 2008 and six months ended June 30, 2008 decrease as the deferred charges have been written off during the last quarter of 2007.

Other Income

Total other income for both periods presented was immaterial and consisted of the following:

	Three Months ended June 30, 2008	Three Months ended June 30, 2007	Six Months ended June 30, 2008	Six Months ended June 30, 2007
Interest income	$11,077	$4	$11,077	$6

Interest expense	$102,704	$-	$102,704	$-

Net Loss

Net loss for the six months ended June 30, 2008 was $646,403 compared to net loss of $28,948 for the six months ended June 30, 2007. Loss of both periods is primarily attributed to seasonal effect of low season period. The increase of loss for the six months ended June 30, 2008 is attributable to fierce competition of mobile phone industry and increase of staff cost upon establishment of assembling plant.

Trends, Events, and Uncertainties

On May 8, 2008, we have completed the establishment of a new subsidiary, Changzhou Innocom Communication Technology Limited in Changzhou, Jiangsu Province, China upon the approval of its local government. Trial assembling of mobile phones has been completed. We will assemble mobile phones under the purchased trade mark namely “Tsinghua Unisplendour” and other mobile phone components on OEM basis.

Liquidity and Capital Resources for the Six Months Ended June 30, 2008 and 2007

Cash flows from operating activities

We experienced negative cash flows used in operations in the amount of $2,357,908 for the six months ended June 30, 2008 as compared with positive cash flow provided by the operations in the amount of $131,678 for the six months ended June 30, 2007.

Cash flows from investing activities

During six months ended June 30, 2008, we had positive cash flow provided by investment activities in the amount of $5,476,324. We received proceed from disposal of subsidiaries of $5,617,101. We used $11,315 to purchase property, plant and equipment and made a capital payment of $129,462 in acquisition of land use right.

During six months ended June 20, 2007, we experienced negative cash flow used in investment activities in the amount of $152,615. We received proceed from disposal of subsidiaries of $5,811,904 and incurred a capital payment of $5,964,519 in acquisition of deferred expenditure

Cash flows from financing activities

During six months ended June 30, 2008, we experienced negative cash flows in financing activities in the amount of $3,007,385. We repay advance from a related party in the amount of $5,204,104. On the other hand, we obtained short-term bank loans and note payable of $1,700,686 and $496,033 respectively.

During six months ended June 30, 2007, there are no financing activities.

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

Employees

As of June 30, 2008, we had approximately 130 full-time employees employed in Greater China. From time to time we employ independent contractors to support our production, engineering, marketing, and sales departments.

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

You may also obtain copies of our reports without charge by writing to:

Attn: Investor Relations
Suite 1501, Bank of East Asia Harbour View Centre
56 Gloucester Road
Wanchai, Hong Kong, PRC

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2008, which were identified in connection with management's evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

At times in the past and in certain segments, our revenues have fluctuated on a quarterly and annual basis as well as grown significantly and have decreased significantly. Accurate predictions of future revenues are difficult because of the rapid changes in the markets in which we operate.

Our results of operations have fluctuated and may continue to fluctuate significantly in the future as a result of a variety of factors, many of which are beyond our control. These factors include:

o the addition of new clients or the loss of existing clients;

o changes in fees paid by advertisers or other clients;

o the introduction of new mobile technology services by us or our competitors;

o variations in the levels of capital or operating expenditures and other costs relating to the maintenance or expansion of our operations, including personnel costs;

o seasonality;

o changes in results of operations brought about by newly acquired businesses or new joint ventures, which may be exceedingly difficult to predict due to management's lack of history with such businesses or joint ventures;

o changes in governmental regulation of mobile communications; and

o general economic conditions.

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

The trading price of our ordinary shares has been and may continue to be subject to considerable daily fluctuations. During the three months ended June 30, 2008, the closing sale prices of our ordinary shares on the Over-the-Counter Bulletin Board ranged from $0.15 to $0.30 per share and the closing sale price on August 15, 2008 was $0.15 per share. Our stock price may fluctuate in response to a number of events and factors, such as quarterly variations in operating results, announcements of technological innovations or new products and media properties by us or our competitors, changes in financial estimates and recommendations by securities analysts, the operating and stock price performance of other companies that investors may deem comparable, new governmental restrictions or regulations and news reports relating to trends in our markets. In addition, the stock market in general, and the market prices for China-related and mobile phone-related companies in particular, have experienced extreme volatility that often has been unrelated to the operating performance of such companies. These broad market and industry fluctuations may adversely affect the price of our ordinary shares, regardless of our operating performance.

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

The markets for mobile technology and related products and services are intensely competitive and such competition is expected to increase. Our failure to compete successfully may hinder our growth. We believe that our ability to compete depends upon many factors both within and beyond our control, including:

o the development of new mobile technology;

o the timing and market acceptance of new products and enhancements of existing services developed by us and our competitors;

o the ability to attract and retain qualified personnel;

o changing demands regarding customer service and support;

o shifts in sales and marketing efforts by us and our competitors; and

o the ease of use, performance, price and reliability of our services and products.

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

None.

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

INNOCOM TECHNOLOGY HOLDINGS, INC.

/s/ William Yan Sui Hui
Dated: August 19, 2008	William Yan Sui Hui, Chief Executive Officer (Principal executive officer)

/s/ Cheung Wai Hung, Eddie
Dated: August 19, 2008	Cheung Wai Hung, Eddie, Chief Financial Officer (Principal financial officer)