Form 10-Q
period 2008-09-30
INNOCOM TECHNOLOGY HOLDINGS, INC.
filed 2008-12-12
CIK 1076541

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the quarter ended September 30, 2008

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
Yes  ☐ No ☑

The number of shares outstanding of each of the Registrant’s classes of common stock, as of November 20, 2008 was 37,900,536 shares, all of one class of $0.001 par value Common Stock.

INNOCOM TECHNOLOGY HOLDINGS, INC.
FORM 10-Q
Quarter Ended September 30, 2008
TABLE OF CONTENTS

		Page

	PART I— FINANCIAL INFORMATION

Item 1	Financial Statements

	Condensed Consolidated Balance Sheets as of September 30, 2008 (unaudited) and December 31, 2007 (audited)	F-2

	Condensed Consolidated Statements of Operations and Comprehensive(Loss) Income for the Three Months and Nine Months Ended September 30, 2008 and 2007 (unaudited)	F-3

	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2008 and 2007 (unaudited)	F-4

	Condensed Consolidated Statement of Stockholders’ Equity for the Nine Months Ended September 30, 2008 (unaudited)	F-5

	Notes to Condensed Consolidated Financial Statements	F-6 – F-16

Item 2	Managements Discussion and Analysis of Financial Condition and Results of Operation	20

Item 3	Quantitative and Qualitative Disclosures About Market Risk	23

Item 4T	Controls and Procedures	24

	PART II—OTHER INFORMATION

Item 1	Legal Proceedings	24

Item 1A	Risk Factors	24

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	35

Item 3	Defaults Upon Senior Securities	35

Item 4	Submission of Matters to a Vote of Security Holders	35

Item 5	Other Information	35

Item 6	Exhibits	35

	SIGNATURES	35

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

PART I.  FINANCIAL INFORMATION

ITEM  1.  Financial Statements

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Page

Condensed Consolidated Balance Sheets as of September 30, 2008 and December 31, 2007	F-2

Condensed Consolidated Statements of Operations And Comprehensive (Loss) Income for the three and nine months ended September 30, 2008 and 2007	F-3

Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2008 and 2007	F-4

Condensed Consolidated Statement of Stockholders’ Equity for the nine months ended September 30, 2008	F-5

Notes to Condensed Consolidated Financial Statements	F-6 to F-16

INNOCOM TECHNOLOGY HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2008 AND DECEMBER 31, 2007
(Currency expressed in United States Dollars (“US$”), except for number of shares)

	September 30,2008	December 31, 2007
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$527,146	$3,597
Inventories	139,430	-
Prepayments and other receivables	238,485	26,636

Total current assets	905,061	30,233

Non-current assets:
Investment in an unconsolidated affiliate	-	8,463,464
Intangible assets, net	5,179,121	5,603,129
Land use right, net	3,109,170	-
Property, plant and equipment, net	7,319,246	2,082

TOTAL ASSETS	$16,512,598	$14,098,908

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Bank overdraft	$33,503	$-
Short-term loan	512,065	-
Accounts payable	81,491	-
Amount due to a related party	2,085,809	128
Deferred revenue	76,411	400,290
Income tax payable	-	1,439,376
Other payables and accrued liabilities	1,972,447	197,697

Total current liabilities	4,761,726	2,037,491

TOTAL LIABILITIES	4,761,726	2,037,491

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.001 par value; 50,000,000 shares authorized; 37,898,251 shares and 37,898,251 shares issued and outstanding as of September 30, 2008 and December 31, 2007	37,898	37,898
Additional paid-in capital	6,901,232	6,901,232
Accumulated other comprehensive income	789,571	171,652
Retained earnings	4,022,171	4,950,635

Total stockholders’ equity	11,750,872	12,061,417

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$16,512,598	$14,098,908

See accompanying notes to condensed consolidated financial statements.

INNOCOM TECHNOLOGY HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE (LOSS) INCOME
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007

REVENUE, NET	$73,078	$1,138,238	$324,490	$1,792,083

OPERATING EXPENSES:
Sales and marketing	-		-	30,128
General and administrative	295,505	740,958	1,194,887	1,909,936

Total operating expenses	295,505	740,958	1,194,887	1,940,064

LOSS FROM OPERATIONS	(222,427)	397,280	(870,397)	(147,981)

Other income (expenses):
Gain on disposal of subsidiaries	-	-	-	599,737
Exchange gain	98,346	-	191,540	-
Interest income	9,719	11	20,796	17
Interest expenses	(167,699)	-	(270,403)	-

(LOSS) INCOME BEFORE INCOME TAXES	(282,061)	397,291	(928,464)	451,773

Income tax expenses	-	(199,193)	-	(282,623)

NET (LOSS) INCOME	$(282,061)	$198,098	$(928,464)	$169,150

Other comprehensive income (loss):
- Foreign currency translation gain (loss)	188,384	-	617,919	(266,193)

COMPREHENSIVE (LOSS) INCOME	$(93,677)	$198,098	$(310,545)	$(97,043)

Net (loss) income per share – Basic and diluted	$(0.01)	$0.01	$(0.02)	$(0.00)

Weighted average shares outstanding – basic and diluted	37,898,251	37,898,251	37,898,251	37,898,251

See accompanying notes to condensed consolidated financial statements.

INNOCOM TECHNOLOGY HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(Currency expressed in United States Dollars (“US$”))

	Nine months ended September 30,
	2008	2007
Cash flows from operating activities:
Net (loss) income	$(928,464)	$169,150
Adjustments to reconcile net (loss0 income to net cash used in operating activities:
Depreciation	2,384	9,008
Amortization of long-term deferred charges	-	979,646
Amortization of intangible assets	447,472	-
Gain on disposal of subsidiaries	-	(599,737)
Income tax	-	83,432
Loss on disposal of property, plant and equipment	1,667	-
Change in operating assets and liabilities:
Inventories	(139,430)	-
Accounts receivable, trade	-	(303,190)
Prepayments and other receivables	(211,849)	(4,882,489)
Accounts payable, trade	81,491	(1,305,419)
Deferred revenue	(323,879)	-
Other payables and accrued liabilities	37,562	(29,686)
Income tax payable	-	199,192
Amount due to a related party	99,937	5,158,918

Net cash used in operating activities	(933,109)	(521,175)

Cash flows from investing activities:
Proceeds from disposal of subsidiaries (net of cash)	5,617,101	5,811,904
Acquisition of deferred expenditure	-	(5,316,362)
Payment for property, plant and equipment	(240,722)	-
Payment for land use right	(261,840)	-

Net cash provided by investing activities	5,114,539	495,542

Cash flows from financing activities:
Repayment of amount due to a related party	(4,797,925)	-
Proceed from short-term loans	512,065	-
Net increase in bank overdraft	33,503	-

Net cash used in financing activities	(4,252,357)	-

Effect of exchange rate changes on cash and cash equivalents	594,476	-

NET CHANGE IN CASH AND CASH EQUIVALENTS	523,549	(25,633)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	3,597	101,288

CASH AND CASH EQUIVALENTS, END OF PERIOD	$527,146	$75,655

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest expenses	$270,403	$-
See accompanying notes to condensed consolidated financial statements.

INNOCOM TECHNOLOGY HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

	Common stock		Additional	Accumulated other comprehensive	Retained	Total stockholders’
	No. of shares	Amount	paid-in capital	income	earnings	equity

Balance as of January 1, 2008	37,898,251	$37,898	$6,901,232	$171,652	$4,950,635	$12,061,417

Foreign currency translation adjustment	-	-	-	617,919	-	617,919

Net loss for the period	-	-	-	-	(928,464)	(928,464)

Balance as of September 30, 2008	37,898,251	$37,898	$6,901,232	$789,571	$4,022,171	$11,750,872

See accompanying notes to condensed consolidated financial statements.

INNOCOM TECHNOLOGY HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

NOTE－1 BASIS OF PRESENTATION

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

In the opinion of management, the consolidated balance sheet as of December 31, 2007 which has been derived from audited financial statements and these unaudited condensed consolidated financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the period ended September 30, 2008 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2008 or for any future period.

These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the Management’s Discussion and the audited financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2007.

NOTE－2 ORGANIZATION AND BUSINESS BACKGROUND

Innocom Technology Holdings, Inc. (the “Company” or “INCM”) was incorporated in the State of Nevada on June 26, 1998. On June 20, 2006, the Company changed its name from “Dolphin Productions, Inc.” to “Innocom Technology Holdings, Inc.”

For the nine months ended September 30, 2008, the Company, through its subsidiaries is engaged in trading of mobile phone handsets and components.

On April 28, 2008, the Company disposed of a subsidiary, Chinarise Capital (International) Ltd. at a purchase price of $5,617,101.

On May 8, 2008, the Company completed the establishment of a new subsidiary, Changzhou Innocom Communication Technology Limited in the People’s Republic of China (“the PRC”) upon the approval of its local government.

As of September 30, 2008, details of the Company’s subsidiaries are described below:

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

NOTE－3 GOING CONCERN UNCERTAINTIES

These condensed consolidated financial statements have been prepared assuming that Company will continue as a going concern, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.

As of September 30, 2008, the Company has incurred a net loss of $928,464 and a negative operating cash flow of $933,109. The continuation of the Company is dependent upon the continuing financial support of shareholders and obtaining short-term and long-term financing, generating significant revenue and achieving profitability. The actions involve certain cost-saving initiatives and growing strategies, including the commencement of assembly lines in the production of mobile handsets in China. As a result, the consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of the Company’s ability to continue as a going concern.

NOTE－4 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

●	Use of estimates

In preparing these condensed consolidated financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheets and revenues and expenses during the periods reported. Actual results may differ from these estimates.

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

●         Inventories

Inventories are stated at the lower of cost or market (net realizable value), cost being determined on a weighted average method. Costs mainly include purchase of raw materials.

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

No provision for amortization is made until such time as the relevant assets are put into operational use.

●	Property, plant and equipment, net

Plant and equipment are stated at cost less accumulated depreciation and accumulated impairment losses, if any. Depreciation is calculated on the straight-line basis (after taking into account their respective estimated residual values) over the following expected useful lives from the date on which they become fully operational:

	Depreciable life	Residual value
Plant and machinery	5-10 years	5%
Furniture, fixtures and office equipment	5 years	5%
Leasehold improvement	2 years	Nil

Expenditure for repairs and maintenance is expensed as incurred. When assets have retired or sold, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in the results of operations.

●	Valuation of long-lived assets

Long-lived assets primarily include plant and equipment, land use right and intangible assets. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company periodically reviews long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives are no longer appropriate. Each impairment test is based on a comparison of the undiscounted cash flows to the recorded value of the asset. If an impairment is indicated, the asset is written down to its estimated fair value based on a discounted cash flow analysis. Determining the fair value of long-lived assets includes significant judgment by management, and different judgments could yield different results. There has been no impairment as of September 30, 2008.

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

For the period ended September 30, 2008, the Company recognizes $324,490 as net revenues, at a rate of 6.04% based on the gross amount of $5,370,542 billed to the customers.

For the period ended September 30, 2007, the Company recognizes $1,792,083 as net revenues, at a rate of 5.84% based on the gross amount of $30,700,871 billed to the customers.

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

In connection with the adoption of FIN 48, the Company analyzed the filing positions in all of the federal, state and foreign jurisdictions where the Company and its subsidiaries are required to file income tax returns, as well as all open tax years in these jurisdictions. The Company adopted the policy of recognizing interest and penalties, if any, related to unrecognized tax positions as income tax expense. The Company did not have any unrecognized tax positions or benefits and there was no effect on the financial condition or results of operations for the period ended September 30, 2008. The Company’s tax returns remain open subject to examination by major tax jurisdictions.

●	Net (loss) income per share

The Company calculates net (loss) income per share in accordance with SFAS No. 128, “Earnings per Share”. Basic (loss) income per share is computed by dividing the net (loss) income by the weighted-average number of common shares outstanding during the period. Diluted (loss) income per share is computed similar to basic (loss) income per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common stock equivalents had been issued and if the additional common shares were dilutive.

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

Translation of amounts from HK$ into US$ has been made at the following exchange rates for the respective period:
	2008	2007

Period end RMB:US$ exchange rate	6.8351	-
Average monthly RMB:US$ exchange rate	6.9734	-
Period end HK$:US$ exchange rate	7.7701	7.8000
Average monthly HK$:US$ exchange rate	7.7984	7.8000

●	Related parties

Parties, which can be a corporation or individual, are considered to be related if the Company has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operating decisions. Companies are also considered to be related if they are subject to common control or common significant influence.

●         Segment reporting

SFAS No. 131 “Disclosures about Segments of an Enterprise and Related Information” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in the financial statements. For the period ended September 30, 2008 and 2007, the Company operates in one reportable segment in trading of mobile phone handsets & related components in Hong Kong.

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

The Company’s financial instruments primarily consist of cash and cash equivalents, prepaid expenses and other receivable, bill payable, amount due to a related party, income tax payable, other payables and accrued liabilities.

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

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51, or SFAS No. 160" ("SFAS No. 160"). SFAS No. 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. The Company believes that SFAS 160 should not have a material impact on the consolidated financial position or results of operations.

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

In May 2008, the FASB issued SFAS No. 163, "Accounting for Financial Guarantee Insurance Contracts—an interpretation of FASB Statement No. 60" ("SFAS No. 163"). SFAS No. 163 interprets Statement 60 and amends existing accounting pronouncements to clarify their application to the financial guarantee insurance contracts included within the scope of that Statement. SFAS No. 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended December 31, 2009. The Company is currently evaluating the impact of SFAS No. 163 on its financial statements but does not expect it to have an effect on the Company's financial position, results of operations or cash flows.

Also in May 2008, the FASB issued FSP APB 14-1, "Accounting for Convertible Debt Instruments that may be Settled in Cash upon Conversion (Including Partial Cash Settlement)" ("FSP APB 14-1"). FSP APB 14-1 applies to convertible debt securities that, upon conversion, may be settled by the issuer fully or partially in cash. FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity's nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years after December 15, 2008, and must be applied on a retrospective basis. Early adoption is not permitted. The Company does not expect it to have an effect on the Company's financial position, results of operations or cash flows.

In June 2008, the FASB issued FASB Staff Position ("FSP") EITF 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities" ("FSP EITF 03-6-1"). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the earnings allocation in computing earnings per share under the two-class method as described in SFAS No. 128, Earnings per Share. Under the guidance of FSP EITF 03-6-1, unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings-per-share pursuant to the two-class method. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and all prior-period earnings per share data presented shall be adjusted retrospectively. Early application is not permitted. The Company does not expect it to have an effect on the Company's financial position, results of operations or cash flows.

Also in June 2008, the FASB ratified EITF No. 07-5, "Determining Whether an Instrument (or an Embedded Feature) is Indexed to an Entity's Own Stock" ("EITF 07-5"). EITF 07-5 provides that an entity should use a two-step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument's contingent exercise and settlement provisions. EITF 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008. Early application is not permitted. The Company is assessing the potential impact of this EITF 07-5 on the financial condition and results of operations and does not expect it to have an effect on the Company's financial position, results of operations or cash flows.

NOTE－5 BUSINESS COMBINATION

On April 28, 2008, the Company entered into a Share Purchase Agreement with Xie Guo Qiang (“Qiang”) to sell the Company’s interest in Chinarise Capital (International) Ltd. for a consideration of $5,617,101 (equivalent to HK$43,813,385). For the nine month ended September 30, 2008, no gain or loss was recognized from the disposal of a subsidiary.

On May 8, 2008, the Company completed the establishment of a new subsidiary upon the approval from the PRC local government. The subsidiary is registered as a limited liability company on January 19, 2007 in Chang Zhou City, Jiang Su Province, the PRC with the registered and paid-in capital of $4,943,997 (equivalent to RMB37,960,812). As of September 30, 2008, the total investment in a subsidiary is approximated as $8,487,661 including the acquisition of land use rights and plant and equipment. Its operation is currently considered as the start up phase and principally engaged in manufacturing and trading of mobile communication products and components. The production from its assembly line will be commenced in the end of the first quarter of 2009.

NOTE－6 INTANGIBLE ASSETS, NET

	September 30, 2008	December 31, 2007

Trademarks	$5,960,775	$5,960,775
Foreign translation difference	26,696	-
	5,987,471	5,960,775
Less: accumulated amortization	(805,118)	(357,754)
Less: foreign translation difference	(3,232)	108

Net book value	$5,179,121	$5,603,129

Amortization expense for the three and nine months ended September 30, 2008 were $150,213 and $447,472.

Trademarks will be used in the planned assembly line for mobile phone communication products and components in the PRC.

NOTE－7 PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net, consisted of the following:

	September 30, 2008	December 31, 2007

Plant and machinery	$7,308,769	$3,331
Furniture, fixtures and office equipment	6,174	-
Leasehold improvement	6,290	-
Foreign translation difference	3	-
	7,321,236	3,331
Less: accumulated depreciation	(1,966)	(1,249)
Less: foreign translation difference	(24)	-

Property, plant and equipment, net	$7,319,246	$2,082

Depreciation expense for the three and nine months ended September 30, 2008 were $1,138 and $2,384.

For the nine months ended September 30, 2008, the Company tested for impairment in accordance with the SFAS No. 142 and no impairment charge was required.

NOTE－8 SHORT-TERM LOAN

As of September 30, 2008, the balance was represented by a short-term loan of US$512,065 (approximately RMB3,500,000) which was unsecured, accrued interest at 3.78% per annum payable monthly, with a term of 6 months.

During October 2008, the Company fully repaid the outstanding principal and accrued interest upon its maturity.

NOTE－9 AMOUNT DUE TO A RELATED PARTY

As of September 30, 2008, a balance of $2,085,809 due to a director and a major shareholder of the Company, Mr. William Hui, represented temporary advance to the Company which was unsecured, interest-free and has no fixed repayment term. The imputed interest on the amount due to a stockholder was not significant.

NOTE－10 OTHER PAYABLES AND ACCRUED LIABILITIES

Other payables and accrued liabilities consisted of the followings:

	September 30, 2008	December 31, 2007
	(Unaudited)	(Audited)

Salaries and welfare payable	$18,789	$-
Temporary advances	37,264	-
Accrued expenses	179,206	197,697
Purchase payable to equipment vendors	1,737,188	-

	$1,972,447	$197,697

NOTE－11 INCOME TAXES

For the period ended September 30, 2008 and 2007, the local (“the United States”) and foreign components of (loss) income before income taxes were comprised of the following:

	Nine months ended September 30,
	2008	2007

Local	$(28,894)	$(1,504,344)
Foreign	(899,570)	1,673,494

(Loss) income before income taxes	$(928,464)	$169,150

The provision for income taxes consisted of the following:

	Nine months ended September 30,
	2008	2007
Current:
Local	$-	$-
Foreign	-	282,623

Deferred:
Local	-	-
Foreign	-	-

Provision for income taxes	$-	$282,623

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

As of September 30, 2008, the United States operation incurred $6,177,370 net operating losses available for federal tax purposes, which are available to offset future taxable income. The net operating loss carry forwards begin to expire in 2029. The Company has provided for a full valuation allowance for any future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

British Virgin Island

Under the current BVI law, the Company is not subject to tax on income.

Hong Kong

For the nine months ended September 30, 2008, no income tax expense for Hong Kong Profits Tax is provided for as the Company’s income neither arises in, nor is derived form Hong Kong under its tax law.

NOTE－12 CONCENTRATIONS OF RISK

The Company is exposed to the followings concentrations of risk:

(a)         Major customers

For the nine months ended September 30, 2008 and 2007, 100% of the Company’s assets were located in the PRC and Hong Kong and 100% of the Company’s revenues were generated from customers located in the PRC.

For the three and nine months ended September 30, 2008, one customer represented more than 10% of the Company’s revenue and accounts receivable, respectively. This customer accounts for 100% of revenue amounting to $73,078 and 100% of revenue amounting to $324,490 for the three and nine months ended respectively, with $0 of accounts receivable as of September 30, 2008.

For the three and nine months ended September 30, 2007, one customer represented more than 10% of the Company’s revenue and accounts receivable, respectively. This customer accounts for 100% of revenue amounting to $1,138,238 and 100% of revenue amounting to $1,792,083 for the three and nine months ended respectively, with $0 of accounts receivable as of September 30, 2007.

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

NOTE－13 COMMITMENTS AND CONTINGENCIES

(a)         Operating lease commitment

The Company leases an office premise under a non-cancelable operating lease for a term of 2 years due June 15, 2010. Costs incurred under this operating lease are recorded as rent expense and totaled approximately $76,368 and $78,462 for the nine months ended September 30, 2008 and 2007.

Period ending September 30,
2009	$131,557
2010	93,156

Total	$224,713

(b)         Capital commitments

As of September 30, 2008, the Company has the following capital commitments:

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

The following review concerns three months ended September 30, 2008 and September 30, 2007, and nine months ended September 30, 2008 and September 30, 2007, which should be read in conjunction with the financial statements and notes thereto presented in the Form 10-K.

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

Overview and Future Plan of Operations

In three quarters of 2008, our revenues dropped by 82% from $1,792,083 in 2007 to $324,490 in 2008 primarily resulting from shift of our focus from Trading of Mobile Phone and Related Components operations to assembling of mobile phones.

On May 8, 2008, we have completed the establishment of a new subsidiary, Changzhou Innocom Communication Technology Limited in Changzhou, Jiangsu Province, China upon the approval of its local government. We will put this assembling production factory in commercial production to assemble mobile phones under the purchased trade mark namely “Tsinghua Unisplendour” and other mobile phone components on OEM basis. On August 13, 2008, this subsidiary has entered into an annual assembling service agreement for a brand-name mobile phone manufacturer on OEM basis. We expect to start assembling service in first quarter of 2009.

Results of Operations for Three Months ended September 30, 2008 and September 30, 2007 and Nine Months Ended September 30, 2008 and September 30, 2007

During the three months ended September 30, 2008, we experienced a net loss of $282,061 compared to a net income of $198,098 for three months ended September 30, 2007. During nine months ended September 30, 2008, we experienced a net loss of $928,464 compared to a net income of $169,150 for nine months ended September 30, 2007. The loss is attributable to increase of staff cost upon establishment of assembling plant.

Revenue

During three months ended September 30, 2008, we derived $73,078 revenue from our Trading of Mobile Phone and Related Component operations, representing a decrease in revenue of $1,065,160 or 94% decrease from comparable three months ended September 30, 2007 in which revenue amounts to $1,138,238.

During nine months ended September 30, 2008, we derived $324,490 revenue from our Trading of Mobile Phone and Related Component operations, representing a decrease in revenue of $1,467,593 or 82% decrease from the comparable nine months ended September 30, 2007 in which revenue amounts to $1,792,083.

As a result of shift of focus from Trading of Mobile Phone and Related Components operations to assembling of mobile phones, we sustain a drop in revenue in both reported periods.

Cost of Sales

As our trading cost is netted with billed value as revenue, the Company does not have any cost of sales.

Administrative Expenses

Below table sets out the analysis of general and administrative expenses:

	Three Months ended Sept 30,		Nine Months ended Sept 30,
	2008	2007	2008	2007
Total general and administrative expenses before recovery from over-provided audit fee of $110,000 during three months March 31, 2008	$295,505	$740,958	$1,304,887	$1,909,936
Less: Non-cash items	151,351	656,665	449,856	988,654
	$144,154	$84,293	$855,031	$921,282

The increase in general and administrative expenses was primarily attributable to increase in full time employees from 2 to 130 upon completion of establishment of a new subsidiary in Changzhou.

Below table sets out the components of non-cash items:

	Three Months ended Sept 30,		Nine Months ended Sept 30,
	2008	2007	2008	2007
Depreciation	$1,138	$8,508	$2,384	$9,008
Amortization of intangible assets	150,213	-	447,472	-
Amortization of long-term deferred consultancy fee	-	648,157	-	979,646
	$151,351	$656,665	$449,856	$988,654

The depreciation policy adopted in for the fiscal year 2008 was consistent with that adopted in 2007.

The increase in amortization of intangible assets is due to acquisition of trade mark for our mobile phones at the end of the second quarter period of 2007. The amortization is made over purchase period of 10 years.

The decrease of amortization of long-term deferred consultancy fee is attributable to the deferred charges being written off during the last quarter of 2007.

Other Income

Total other income for both periods presented was immaterial and consisted of the following:

	Three Months ended Sept 30, 2008	Three Months ended Sept 30, 2007	Nine Months ended Sept 30, 2008	Nine Months ended Sept 30, 2007
Interest income	$9,719	$11	$20,796	$17

Interest expense	$167,699	$-	$270,403	$-

Net Loss

Net loss for the nine months ended September 30, 2008 was $928,464 compared to net income of $169,150 for the nine months ended September 30, 2007. Loss of this period and the increase of loss for the nine months ended September 30, 2008 is attributable and increase of staff cost upon establishment of assembling plant.

Trends, Events, and Uncertainties

On May 8, 2008, we have completed the establishment of a new subsidiary, Changzhou Innocom Communication Technology Limited in Changzhou, Jiangsu Province, China upon the approval of its local government. Trial assembling of mobile phones has been completed. We will assemble mobile phones under the purchased trade mark namely “Tsinghua Unisplendour” and other mobile phone components on OEM basis. On August 13, 2008, this subsidiary has entered into an annual assembling service agreement for a brand-name mobile phone manufacturer on OEM basis. We expect to start assembling service in first quarter of 2009.

Liquidity and Capital Resources for Nine Months Ended September 30, 2008 and 2007

Cash flows from operating activities

We experienced negative cash flows used in operations in the amount of $933,109 for nine months ended September 30, 2008 as compared with negative cash flow used in the operations in the amount of $521,175 for nine months ended September 30, 2007.

Cash flows from investing activities

During nine months ended September 30, 2008, we had positive cash flow provided by investment activities in the amount of $5,114,539. We received proceed from disposal of subsidiaries of $5,617,101. We used $240,722 to purchase property, plant and equipment and made a capital payment of $261,840 in acquisition of land use right.

During nine months ended September 20, 2007, we experienced positive cash flow used in investment activities in the amount of $495,542. We received proceed from disposal of subsidiaries of $5,811,904 and incurred a capital payment of $5,316,362 in acquisition of deferred expenditure

Cash flows from financing activities

During nine months ended September 30, 2008, we experienced negative cash flows in financing activities in the amount of $4,252,357. We repay advance from a related party in the amount of $4,797,925. On the other hand, we obtained short-term loans and bank overdraft of $512,065 and $33,503 respectively.

During nine months ended September 30, 2007, there are no financing activities.

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

Employees

As of September 30, 2008, we had approximately 130 full-time employees employed in Greater China. From time to time we employ independent contractors to support our production, engineering, marketing, and sales departments.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2008, which were identified in connection with management's evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The trading price of our ordinary shares has been and may continue to be subject to considerable daily fluctuations. During the three months ended September 30, 2008, the closing sale prices of our ordinary shares on the Over-the-Counter Bulletin Board ranged from $0.09 to $0.22 per share and the closing sale price on December 11, 2008 was $0.07 per share. Our stock price may fluctuate in response to a number of events and factors, such as quarterly variations in operating results, announcements of technological innovations or new products and media properties by us or our competitors, changes in financial estimates and recommendations by securities analysts, the operating and stock price performance of other companies that investors may deem comparable, new governmental restrictions or regulations and news reports relating to trends in our markets. In addition, the stock market in general, and the market prices for China-related and mobile phone-related companies in particular, have experienced extreme volatility that often has been unrelated to the operating performance of such companies. These broad market and industry fluctuations may adversely affect the price of our ordinary shares, regardless of our operating performance.

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

INNOCOM TECHNOLOGY HOLDINGS, INC.

/s/ William yan Sui Hui
Dated: December 11, 2008	William Yan Sui Hui, Chief Executive Officer (Principal executive officer)

/s/ Cheung Wai Hung, Eddie
Dated: December 11, 2008	Cheung Wai Hung, Eddie, Chief Financial Officer (Principal financial officer)