Form 10-K
period 2008-12-28
INNOCOM TECHNOLOGY HOLDINGS, INC.
filed 2009-04-15
CIK 1076541

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐   No☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes☒     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐       Accelerated filer ☐       Non-accelerated filer  ☐      Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒

As of December 31, 2008, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $443,793.18 based on the closing sale price as reported on the Over-the-Counter Bulletin Board. As of April 13, 2009, there were 37,900,536 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

Innocom Technology Holdings, Inc.

FORM 10-K

For the Year Ended December 31, 2008

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

Facilities

We do not own any land and building. We currently rent a 260 square meters office with a lease period of two years in Hong Kong as our headquarter office.

Employees

As of December 31, 2008, we employed approximately 4 full-time employees. The Company does not have any collective bargaining agreements with its employees and we consider our employee relations to be good.

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

The trading price of our ordinary shares has been and may continue to be subject to considerable daily fluctuations. During the twelve months ended December 31, 2008, the closing sale prices of our ordinary shares on the Over-the-Counter Bulletin Board ranged from $0.03 to $0.35 per share and the closing sale price on April 14, 2009 was $0.031 per share. Our stock price may fluctuate in response to a number of events and factors, such as quarterly variations in operating results, announcements of technological innovations or new products and media properties by us or our competitors, changes in financial estimates and recommendations by securities analysts, the operating and stock price performance of other companies that investors may deem comparable, new governmental restrictions or regulations and news reports relating to trends in our markets. In addition, the stock market in general, and the market prices for China-related and mobile phone-related companies in particular, have experienced extreme volatility that often has been unrelated to the operating performance of such companies. These broad market and industry fluctuations may adversely affect the price of our ordinary shares, regardless of our operating performance.

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

The adverse effect of global financial crises has deferred our commencement of our production facilities which might hinder our future growth.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our principal executive offices are located at Suite 1501, Bank of East Asia Harbour View Centre, 56 Gloucester Road, Wanchai, Hong Kong, PRC. In 2008, we began renting office facilities consisting of approximately 266 square meters in Hong Kong, our current headquarters, for a period of 2 (2) years on a month-to-month basis at $10,667 per month.  During the twelve months ended December 31, 2008, total payments for all property rent was $109,292 (Twelve months ended December 31, 2007: $104,581).

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

PART II.

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is traded on the Over-the-Counter Bulletin Board under the symbol “INCM.OB”.  As of April 13, 2009, there were: (i) 249 shareholders of record, without giving effect to determining the number of shareholders who hold shares in "street name" or other nominee status; (ii) no outstanding options to purchase shares of our common stock; (iii) outstanding 37,900,536 shares of our common stock, of which 14,793,106 shares are either freely tradable or eligible for sale under Rule 144 or Rule 144K, and (v) no shares subject to registration rights.

The following table sets forth, for the fiscal quarters indicated, the high and low closing prices as reported by the Over-the-Counter Bulletin Board. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

Sales Price

	High	Low
Fiscal 2008
First Quarter	$0.35	$0.17
Second Quarter	$0.30	$0.15
Third Quarter	$0.22	$0.09
Fourth Quarter	$0.20	$0.03

Fiscal 2007
First Quarter	$1.93	$0.45
Second Quarter	$0.65	$0.24
Third Quarter	$0.99	$0.16
Fourth Quarter	$0.50	$0.13

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

Recent Sales of Unregistered Securities

During the year ended December 31, 2008, we did not issue any securities that were not registered under the Securities Act of 1933, as amended (the “Securities Act”).

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

	Fifteen months ended December 31,	Year ended December 31,
	2006	2007	2008
Revenue	$52,722,732	$2,241,726	$401,190
Cost of sales	(48,806,531)	0	0
Gross profit	3,916,201	2,241,726	401,190
Depreciation and amortization	(505,557)	(6,000,306)	(602,124)
Impairment loss on long-lived assets	-	-	(14,481,991)
Selling and distribution expenses	(156,591)	0	0
General and administrative expenses	(353,552)	(468,665)	(1,139,336)
Other income	126,437	592,696	19,058
Interest expense	0	0	(240,497)
Income (loss) before income tax	3,026,938	(3,634,549)	(16,043,700)
Income tax expense	(574,777)	0	0
Net income (loss) attributable to the Shareholders of the Company	$2,452,161	$(3,634,549)	$(16,043,700)
Earnings (loss) per Share — basic (US$)	$0.11	$(0.10)	$(0.42)
Earnings (loss) per Share — diluted (US$)	$0.11	$(0.10)	$(0.42)

	As at December 31,
	2006	2007	2008
Cash and cash equivalents	$101,288	$3,597	$11,553
Total current assets	14,885,879	30,233	84,422
Total assets	21,191,881	14,098,908	822,281
Short-term borrowings	0	0	0
Total current liabilities	5,487,149	2,037,491	4,443,968
Total stockholders’ equity (deficit)	15,704,732	12,061,417	(3,621,687)

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

Overview and Future Plan of Operations

In 2008, our revenues dropped by 82% from $2,241,726 in 2007 to $401,190 primarily resulting from slow down of economy.

In 2009, we will suspend our trading of mobile phones and related components and close the assembling production factory situated in Changzhou, Jiangsu Province, China in commercial production temporarily.

Results of Operations for the Years Ended December 31, 2008 and December 31, 2007

During the year ended December 31, 2008, we experienced a net loss of $16,043,700 which is attributable to impairment loss of long-lived assets resulting from temporary closure of production facilities during the first quarter of 2009.

During the year ended December 31, 2007, we experienced a net loss of $3,634,549 which is attributable to write off long-term deferred consulting fee of $5,637,887 during the year.

Revenue

During year ended December 31, 2008, we derived $401,190 revenue from our Trading of Mobile Phone and Related Component operations, representing a decrease in revenue of $1,840,536 or 82% decrease from comparable year ended December 31, 2007 in which revenue amounts to $2,241,726. The decrease is attributable to the slow down of economy.

Cost of Sales

As our trading cost is netted with billed value as revenue, the Company does not have any cost of sales.

Administrative Expenses

Below table sets out the analysis of administrative expenses:

	Year ended December 31, 2008	Year ended December 31, 2007
Total general and administrative expenses	$1,741,460	$6,468,971
Less: non-cash items	(689,423)	(6,000,306)
	$1,052,037	$468,665

The increase in administrative expenses was primarily attributable to increase in full time employees from 2 to 130 upon completion of establishment of a production facilities in Changzhou, which is temporarily closed due to slow down of economy in the last quarter of 2008.

Non-cash items

Below table set out the components of non-cash items:

	Year ended December 31, 2008	Year ended December 31, 2007
Amortization of intangible assets	$598,562	$357,754
Amortization of long-term deferred consultancy fee	-	5,637,887
Depreciation	3,562	4,665
Write-off of obsolete inventories	87,299	-
	$689,423	$6,000,306

The increase in amortization of intangible assets as we have acquired trade mark for our mobile phones during the year ended December 31, 2007. The amortization is made over purchase period of 10 years.

The amortization of long-term deferred consultancy fee during the year ended December 31, 2008 decrease as the deferred charges have been written off during the last quarter of 2007.

The depreciation policy adopted in 2008 was consistent with that adopted in 2007.

Other Income (Expenses)

Total other income (expenses) for both periods presented was immaterial and consisted of the following:

	Year ended December 31, 2008	Year ended December 31, 2007

Interest income	$20,727	$1,240
Gain on disposal of subsidiaries	-	599,544
	$20,727	$600,784

Interest expense	$240,497	$-
Loss on disposal of plant and equipment	1,669	8,088
	$242,166	$8088

Net Loss

Net loss for 2007 was $3,634,549 compared to net profit of $2,452,161 in 2006. Loss is primarily attributed to write-off of long-term deferred consultancy fee of $5,637,887.

Net loss for 2008 of $16,043,700 is attributable to impairment loss of long-lived assets resulting from temporary closure of production facilities during the first quarter of 2009.

Trends, Events, and Uncertainties

N/A

Liquidity and Capital Resources for the Twelve Month Period Ended December 31, 2008 and 2007

Cash flows from operating activities

We experienced negative cash flows used in operations in the amount of $910,288 for the year ended December 31, 2008.

We experienced positive cash flows provided by operations in the amount of $2,456,180 for the year ended December 31, 2007.

Cash flows from investing activities

During 2008, we purchase $258,982 plant and equipment and $185,402 land use right financed by amount due from a related party

Cash flows from financing activities

During 2008, we obtain short term loan of $6,080,032 which is fully repaid during the year.

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

INNOCOM TECHNOLOGY HOLDINGS, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
Innocom Technology Holdings, Inc.

We have audited the accompanying consolidated balance sheets of Innocom Technology Holdings, Inc. and its subsidiaries (“the Company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations and comprehensive loss, cash flows and stockholders’ (deficit) equity for the years ended December 31, 2008 and 2007. The financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits include consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2008 and 2007, and the results of operations and cash flows for the years ended December 31, 2008 and 2007 and in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has incurred substantial losses, all of which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ ZYCPA Company Limited

ZYCPA Company Limited
(Formerly Zhong Yi (Hong Kong) C.P.A. Company Limited)
Certified Public Accountants

Hong Kong, China
April 15, 2009

INNOCOM TECHNOLOGY HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2008 AND 2007
(Currency expressed in United States Dollars (“US$”), except for number of shares)

	As of December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$11,553	$3,597
Prepayments and other receivables	72,869	26,636

Total current assets	84,422	30,233

Non-current assets:
Investment in an unconsolidated affiliate	-	8,463,464
Intangible assets, net	-	5,603,129
Plant and equipment, net	737,859	2,082

TOTAL ASSETS	$822,281	$14,098,908

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$80,692	$-
Amount due to a related party	4,152,410	128
Deferred revenue	-	400,290
Income tax payable	-	1,439,376
Other payables and accrued liabilities	210,866	197,697

Total current liabilities	4,443,968	2,037,491

Total liabilities	4,443,968	2,037,491

Commitments and contingencies

Stockholders’ (deficit) equity:
Common stock, $0.001 par value; 50,000,000 shares authorized; 37,898,251 and 37,898,251 shares issued and outstanding as of December 31, 2008 and 2007	37,898	37,898
Additional paid-in capital	6,901,232	6,901,232
Accumulated other comprehensive income	532,248	171,652
(Accumulated deficit) retained earnings	(11,093,065)	4,950,635

Total stockholders’ (deficit) equity	(3,621,687)	12,061,417

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY	$822,281	$14,098,908

See accompanying notes to consolidated financial statements.

INNOCOM TECHNOLOGY HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE LOSS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007
(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Years ended December 31,
	2008	2007

REVENUE, NET	$401,190	$2,241,726

Operating expenses:
Impairment loss on long-lived assets	14,481,991	-
General and administrative	1,741,460	6,468,971

LOSS FROM OPERATIONS	(15,822,261)	(4,227,245)

Other income (expenses):
Loss on disposal of plant and equipment	(1,669)	(8,088)
Gain from disposal of subsidiaries	-	599,544
Interest income	20,727	1,240
Interest expense	(240,497)	-

LOSS BEFORE INCOME TAXES	(16,043,700)	(3,634,549)

Income tax expense	-	-

NET LOSS	$(16,043,700)	$(3,634,549)

Other comprehensive income (loss):
- Foreign currency translation gain (loss)	360,596	(8,766)

COMPREHENSIVE LOSS	$(15,683,104)	$(3,643,315)

Net loss per share – Basic and diluted	$(0.42)	$(0.10)

Weighted average shares outstanding – basic and diluted	37,898,251	37,898,251

See accompanying notes to consolidated financial statements.

INNOCOM TECHNOLOGY HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007
(Currency expressed in United States Dollars (“US$”))

	Years ended December 31,
	2008	2007
Cash flows from operating activities:
Net loss	$(16,043,700)	$(3,634,549)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	3,562	4,665
Amortization of long-term deferred charges	-	5,637,887
Amortization of intangible assets	598,562	357,754
Write-off of obsolete inventories	87,299	-
Impairment loss on long-lived assets	14,481,991	-
Loss on disposal of plant and equipment	1,669	8,088
Gain from disposal of subsidiaries	-	(599,544)
Change in operating assets and liabilities:
Inventories	(87,299)	-
Accounts receivable, trade	-	1,458,289
Prepayments and other receivables	(46,233)	55,185
Accounts payable, trade	80,692	(1,334,983)
Deferred revenue	-	400,411
Other payables and accrued liabilities	13,169	102,977
Net cash (used in) provided by operating activities	(910,288)	2,456,180

Cash flows from investing activities:
(Payment on) proceeds from disposal of subsidiaries	(2,382)	5,808,243
Payment on the investment in an unconsolidated entity	-	(8,448,584)
Purchase of intangible assets	-	(5,960,775)
Payment on plant and equipment	(258,982)	(3,331)
Payment on land use rights	(185,402)	-
Net cash used in investing activities	(446,766)	(8,604,447)

Cash flows from financing activities:
Advance from a related party	836,052	6,050,643
Proceed from short-term borrowings	6,080,032	-
Repayment of short-term borrowings	(6,080,032)	-
Net cash provided by financing activities	836,052	6,050,643

Effect of exchange rate changes on cash and cash equivalents	528,958	(67)

NET CHANGE IN CASH AND CASH EQUIVALENTS	7,956	(97,691)

BEGINNING OF YEAR	3,597	101,288

END OF YEAR	$11,553	$3,597

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest expenses	$240,497	$1,149

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Settlement of amount due to related party with proceeds from disposal of subsidiaries	$5,617,101	$-
See accompanying notes to consolidated financial statements.

INNOCOM TECHNOLOGY HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007
(Currency expressed in United States Dollars (“US$”), except for number of shares)

				Accumulated	Retained
				other	earnings	Total
	Common stock		Additional	comprehensive	(accumulated	stockholders’
	No. of shares	Amount	paid-in capital	(loss) income	deficit)	equity (deficit)

Balance as of January 1, 2007	37,898,251	$37,898	$6,901,232	$180,418	$8,585,184	$15,704,732

Foreign currency translation adjustment	-	-	-	(8,766)	-	(8,766)
Net loss for the year	-	-	-	-	(3,634,549)	(3,634,549)

Balance as of December 31, 2007	37,898,251	$37,898	$6,901,232	$171,652	$4,950,635	$12,061,417

Foreign currency translation adjustment	-	-	-	360,596	-	360,596
Net loss for the year	-	-	-	-	(16,043,700)	(16,043,700)

Balance as of December 31, 2008	37,898,251	$37,898	$6,901,232	$532,248	$(11,093,065)	$(3,621,687)

See accompanying notes to consolidated financial statements.

INNOCOM TECHNOLOGY HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007
(Currency expressed in United States Dollars (“US$”))

1.	ORGANIZATION AND BUSINESS BACKGROUND

Innocom Technology Holdings, Inc. (the “Company” or “INCM”) was incorporated in the State of Nevada on June 26, 1998. On June 20, 2006, the Company changed its name from “Dolphin Productions, Inc.” to “Innocom Technology Holdings, Inc.”

The Company, through its subsidiaries is engaged in trading of mobile phone handsets and components in Hong Kong and in the People’s Republic of China.

On April 28, 2008, the Company disposed of a subsidiary, Chinarise Capital (International) Ltd. at a purchase price of $5,617,101.

On May 8, 2008, the Company completed the establishment of a new subsidiary, Changzhou Innocom Communication Technology Limited in the PRC upon the approval of its local government.

As of December 31, 2008, details of the Company’s subsidiaries are described below:

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

INNOCOM TECHNOLOGY HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007
(Currency expressed in United States Dollars (“US$”))

2.	GOING CONCERN UNCERTAINTIES

These consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.

As of December 31, 2008, the Company had incurred a net loss of $16,043,700 and an accumulated deficit of $11,093,065. Additionally, the Company had a working capital deficit of $4,359,546. The continuation of the Company is dependent upon the continuing financial support of shareholders and obtaining external financing. The actions involve certain cost-saving initiatives and business restructuring strategies in the PRC and Hong Kong. As a result, the consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of the Company’s ability to continue as a going concern.

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

●	Basis of presentation

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

INNOCOM TECHNOLOGY HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007
(Currency expressed in United States Dollars (“US$”))

●	Intangible assets

Intangible assets include (i) trademarks of mobile phone handsets purchased from a third party and (ii) land use rights. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), intangible assets with finite useful lives related to developed technology, customer lists, trade names and other intangibles are being amortized on a straight-line basis over the estimated useful life of the related asset.

Trademarks are carried at cost less accumulated amortization and are amortized on a straight-line basis over their estimated useful lives of 10 years beginning at the time the related trademarks are granted.

●	Land use rights

All lands in the People’s Republic of China (the “PRC”) are owned by the PRC local government. The local government in the PRC, according to the relevant PRC law, may sell the right to use the land for a specified period of time. Thus, all of the Company’s land purchases in the PRC are considered to be leasehold land and are stated at cost less accumulated amortization and any recognized impairment loss. Amortization is provided over the term of the land use right agreements on a straight-line basis, which is 45 years and they will expire in 2054. No provision for amortization is made until such time as the relevant assets are put into operational use.

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

Long-lived assets primarily include plant and equipment, land use rights and intangible assets. In accordance with the Statement of Financial Accounting Standard ("SFAS") No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. If the total of the expected undiscounted future net cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and carrying amount of the asset. For the year ended December 31, 2008, the Company has made an impairment loss of $14,481,991 to the statement of operation on certain long-lived assets relating to the manufacturing facilities of mobile phone handsets in CICTL, whose assembly lines were temporarily closed down during the first quarter of 2009.

INNOCOM TECHNOLOGY HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007
(Currency expressed in United States Dollars (“US$”))

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

For the year ended December 31, 2008, the Company recognizes $401,190 as net revenues, at a rate of 7.5% based on the gross amount of $5,369,441 billed to the customers.

For the year ended December 31, 2007, the Company recognizes $2,241,726 as net revenues, at a rate of 6% based on the gross amount of $36,729,800 billed to the customers.

●	Advertising cost

The Company expenses advertising costs as incurred in accordance with SOP 93-7 “Reporting for Advertising Costs”. No advertising expenses were incurred for the years ended December 31, 2008 and 2007, respectively.

●	Research and development costs

Research and development costs mainly related to labor cost incurred in the development of new products and manufacturing methods and are charged to expense as incurred. Research and development costs for the years ended December 31, 2008 and 2007 was $22,260 and $0.

●	Comprehensive loss

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

INNOCOM TECHNOLOGY HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007
(Currency expressed in United States Dollars (“US$”))

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

In connection with the adoption of FIN 48, the Company analyzed the filing positions in all of the federal, state and foreign jurisdictions where the Company and its subsidiaries are required to file income tax returns, as well as all open tax years in these jurisdictions. The Company adopted the policy of recognizing interest and penalties, if any, related to unrecognized tax positions as income tax expense. The Company did not have any unrecognized tax positions or benefits and there was no effect on the financial condition or results of operations for the years ended December 31, 2008 and 2007. The Company’s tax returns remain open subject to examination by major tax jurisdictions.

●	Net loss per share

The Company calculates net loss per share in accordance with SFAS No. 128, “Earnings per Share”. Basic loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding during the period. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common stock equivalents had been issued and if the additional common shares were dilutive.

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

The reporting currency of the Company is the United States dollar ("US$"). The Company’s subsidiaries operating in Hong Kong and the PRC maintained their books and records in its local currency, Hong Kong Dollars ("HK$") and Renminbi Yuan ("RMB"), which are functional currencies as being the primary currency of the economic environment in which these entities operate.

INNOCOM TECHNOLOGY HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007
(Currency expressed in United States Dollars (“US$”))

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

Translation of amounts from HK$ and RMB into US$ has been made at the following exchange rates for the respective year:
	2008	2007
Year-end RMB:US$1 exchange rate	6.8175	7.3141
Average yearly RMB:US$1 exchange rate	6.9985	7.5633
Year-end HK$:US$1 exchange rate	7.7507	7.8049
Average yearly HK$:US$1 exchange rate	7.7874	7.8026

●	Stock-based compensation

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

●	Retirement plan costs

Contributions to retirement schemes (which are defined contribution plans) are charged to general and administrative expenses in the consolidated statements of operation and comprehensive loss as and when the related employee service is provided.

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

SFAS No. 131 “Disclosures about Segments of an Enterprise and Related Information” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in the financial statements. For the years ended December 31, 2008 and 2007, the Company operates in one reportable segment in trading of mobile phone handsets & related components in Hong Kong and the PRC.

INNOCOM TECHNOLOGY HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007
(Currency expressed in United States Dollars (“US$”))

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

The Company’s financial instruments primarily consist of cash and cash equivalents, prepayments and other receivable, accounts payable, amount due to a related party, other payables and accrued liabilities.

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

In September 2006, the FASB issued Statement of Financial Accounting Standard (“SFAS“) No. 157, "Fair Value Measurements" ("SFAS No. 157"). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measures required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB deferred SFAS No. 157's effective date for all non-financial assets and liabilities, except those items recognized or disclosed at fair value on an annual or more frequently recurring basis, until years beginning after November 15, 2008. The Company believes that SFAS No. 157 should not have a material impact on the consolidated financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS No. 159"). SFAS No. 159 permits entities to choose to measure, on an item-by-item basis, specified financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected are required to be reported in earnings at each reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, the provisions of which are required to be applied prospectively. The Company believes that SFAS No. 159 should not have a material impact on the consolidated financial position or results of operations.

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

INNOCOM TECHNOLOGY HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007
(Currency expressed in United States Dollars (“US$”))

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

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities" ("SFAS No. 161"). SFAS No. 161 requires companies with derivative instruments to disclose information that should enable financial-statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under FASB Statement No. 133 "Accounting for Derivative Instruments and Hedging Activities" and how derivative instruments and related hedged items affect a company's financial position, financial performance and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The adoption of this statement is not expected to have a material effect on the Company's future financial position or results of operations.

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

In May 2008, the FASB issued SFAS No. 163, "Accounting for Financial Guarantee Insurance Contracts--an interpretation of FASB Statement No. 60" ("SFAS No. 163"). SFAS No. 163 interprets Statement 60 and amends existing accounting pronouncements to clarify their application to the financial guarantee insurance contracts included within the scope of that Statement. SFAS No. 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended December 31, 2009. The Company is currently evaluating the impact of SFAS No. 163 on its financial statements but does not expect it to have an effect on the Company's financial position, results of operations or cash flows.

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

INNOCOM TECHNOLOGY HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007
(Currency expressed in United States Dollars (“US$”))

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

In September 2008, the FASB issued FSP 133-1 and FIN 45-4, “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161” (“FSP FAS 133-1” and “FIN 45-4”). FSP FAS 133-1 and FIN 45-4 amends disclosure requirements for sellers of credit derivatives and financial guarantees. It also clarifies the disclosure requirements of SFAS No. 161 and is effective for quarterly periods beginning after November 15, 2008, and fiscal years that include those periods. The adoption of FSP FAS 133-1 and FIN 45-4 did not have a material impact on the Company’s current consolidated financial position, results of operation or cash flows.

In October 2008, the FASB issued Staff Position (“FSP”) No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active” (“FSP FAS 157-3.”) FSP FAS 157-3 clarifies the application of SFAS No. 157 in an inactive market. It illustrated how the fair value of a financial asset is determined when the market for that financial asset is inactive. FSP FAS 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued. The adoption of FSP FAS 157-3 did not have a material impact on the Company’s current consolidated financial position, results of operations or cash flows.

4.	BUSINESS COMBINATION

On April 28, 2008, the Company entered into a Share Purchase Agreement with Xie Guo Qiang (“Qiang”) to sell the Company’s interest in Chinarise Capital (International) Ltd. for a consideration of $5,617,101 (equivalent to HK$43,813,385), based upon its carrying value at the disposal date. For the year ended December 31, 2008, no gain or loss was recognized from the disposal of a subsidiary.

INNOCOM TECHNOLOGY HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007
(Currency expressed in United States Dollars (“US$”))

On May 8, 2008, the Company completed the establishment of a new subsidiary upon the approval from the PRC local government. The subsidiary is registered as a limited liability company on January 19, 2007 in Chang Zhou City, Jiang Su Province, the PRC with the registered and paid-in capital of $4,943,997 (equivalent to RMB37,960,812). As of December 31, 2008, the total investment in a subsidiary is approximated as $8,487,661 including the acquisition of land use rights and plant and equipment. Its operation was considered as the start up phase and principally engaged in manufacturing and trading of mobile communication products and components. The production from its assembly line was expected to be commenced in the first quarter of 2009.

However, starting from the fourth quarter 2008, global economic conditions have deteriorated significantly across the countries and the demand for communication products and components was adversely slowed down. During challenging economic times, the Company determined to temporarily discontinue operation in the manufacture of mobile communication products and components in February 2009.

In conjunction with the temporary discontinuance of operations, the Company recognized an impairment loss of $14,481,991 to write down the carrying amounts of the related long-lived assets to their fair values.

5.	PREPAYMENTS AND OTHER RECEIVABLES

	As of December 31,
	2008	2007

Deposits and prepayments	$37,666	$26,636
VAT recoverable	35,203	-

	$72,869	$26,636

6.	INTANGIBLE ASSETS, NET

	As of December 31,
	2008	2007

Trademarks	$5,960,775	$5,960,775
Land use rights	3,123,822	-
Foreign translation difference	41,683	-
	9,126,280	5,960,775
Less: accumulated amortization	(956,316)	(357,754)
Less: impairment loss	(8,053,681)	-
Less: foreign translation difference	(116,283)	108

Net book value	$-	$5,603,129

Amortization expense for the years ended December 31, 2008 and 2007 was $598,562 and $357,754.

For the year ended December 31, 2008, the Company tested for impairment in accordance with the SFAS No. 142. Based on the results of the Company's undiscounted cash flows calculation, the Company evaluated whether or not there was an impairment loss by comparing the fair value of the intangible asset to its carrying value. Since the carrying value of the intangible assets exceeded its fair value, the Company recognized an impairment loss of $8,053,681 for the year ended December 31, 2008.

INNOCOM TECHNOLOGY HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007
(Currency expressed in United States Dollars (“US$”))

7.	PLANT AND EQUIPMENT, NET

Plant and equipment, consisted of the following:

	As of December 31,
	2008	2007

Plant and machinery	$7,327,707	$3,331
Furniture, fixtures and office equipment	6,190	-
Leasehold improvement	6,301	-
Foreign translation difference	8	-
	7,340,206	3,331
Less: accumulated depreciation	(3,142)	(1,249)
Less: impairment loss	(6,428,310)
Less: foreign translation difference	(170,895)	-

Plant and equipment, net	$737,859	$2,082

Depreciation expense for the years ended December 31, 2008 and 2007 was $3,562 and $4,665.

For the year ended December 31, 2008, the Company tested for impairment in accordance with the SFAS No. 142. Based on the results of the Company's undiscounted cash flows calculation, the Company evaluated whether or not there was an impairment loss by comparing the fair value of the intangible asset to its carrying value. Since the carrying value of the intangible asset exceeded its fair value, the Company recognized an impairment loss of $6,428,310 for the year ended December 31, 2008.

8.	SHORT-TERM BORROWINGS

During the year ended December 31, 2008, the Company obtained the aggregate short-term borrowings of $6,080,032 (approximately RMB41,450,000) which was unsecured, accrued with effective weighted average interest rate of 14.4% per annum payable monthly, with the various terms from 1 to 6 months.

In the fourth quarter of 2008, the Company fully repaid the outstanding principal and accrued interest upon its maturity.

9.	AMOUNT DUE TO A RELATED PARTY

As of December 31, 2008, a balance of $4,152,410 due to a director and a major shareholder of the Company, Mr. William Hui, represented temporary advance to the Company which was unsecured, interest-free and has no fixed repayment term. The imputed interest on the amount due to a stockholder was not significant.

INNOCOM TECHNOLOGY HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007
(Currency expressed in United States Dollars (“US$”))

10.	OTHER PAYABLES AND ACCRUED LIABILITIES

Other payables and accrued liabilities consisted of the following:

	As of December 31,
	2008	2007

Salaries and welfare payable	$69,561	$-
Accrued expenses	136,486	197,697
Other taxes payable	4,819	-

	$210,866	$197,697

11.	LONG-TERM DEFERRED CHARGES

In November 2006, the Company issued 3,000,000 shares upon exercise of rights under the share options. The fair value of the services for the grant is appraised at $5,932,000 based on Black-Scholes Model by an independent valuer, Ample Corporate Valuation and Consulting Limited.

On November 19, 2007, the Board of Directors approved the termination of certain service agreements because no services were rendered to the Company during 2007. Consistent with SFAS No. 123(R), “Share-Based Payment” using the fair value method, the Company immediately recognized as expense, over the requisite service period. Amortization expense of such long-term deferred charges was $5,637,887 for the year ended December 31, 2007.

12.	INCOME TAXES

For the years ended December 31, 2008 and 2007, the local (“the United States”) and foreign components of loss before income taxes were comprised of the following:

	Years ended December 31,
	2008	2007
Tax jurisdiction from:
– Local	$(56,480)	$(5,729,657)
– Foreign	(15,987,220)	2,095,108

Loss before income taxes	$(16,043,700)	$(3,634,549)

The effective tax rate in the periods presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. The Company operates in various countries: United States, British Virgin Island, Hong Kong and the PRC that are subject to tax in the jurisdictions in which they operate, as follows:

INNOCOM TECHNOLOGY HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007
(Currency expressed in United States Dollars (“US$”))

United States of America

The Company is registered in the State of Nevada and is subject to United States current tax law.

For the year ended December 31, 2008, the United States operation incurred $56,480 net operating losses available for federal tax purposes, which are available to offset future taxable income. The net operating loss carry forwards begin to expire in 2029. The Company has provided for a full valuation allowance against the deferred tax assets of $2,163,964 for any future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

British Virgin Island

Under the current BVI law, the Company is not subject to tax on income.

Hong Kong

The Company’s subsidiary, IMTL is subject to Hong Kong Profits Tax, which is charged at the statutory income tax rate of 16.5% and 17.5% on assessable income for the years ended December 31, 2008 and 2007, respectively. The reconciliation of income tax rate to the effective income tax rate based on loss before income taxes from foreign operation for the years ended December 31, 2008 and 2007 are as follows:

	Years ended December 31,
	2008	2007

Loss before income taxes	$(418,872)	$(239,715)
Statutory income tax rate	16.5%	17.5%
Income tax impact at Hong Kong Profits Tax statutory rate	(69,114)	(41,950)
Non-taxable interest income	(1)	(16)
Net operating loss	69,115	41,966

Income tax benefit	$-	$-

For the years ended December 31, 2008 and 2007, IMTL incurred net operating losses and, accordingly, no provision for income taxes has been recorded.

The PRC

The Company’s subsidiary, CICTL is operating as a foreign investment enterprise and is subject to PRC Foreign Enterprise Income Tax at a preferential rate of 15% on its assessable profits, under the PRC tax legislation, interpretations and practices in respect thereof.

On March 16, 2007, the National People’s Congress approved the Corporate Income Tax Law of the PRC (the “New CIT Law”). The New CIT Law, among other things, imposes a unified income tax rate of 25% for both domestic and foreign invested enterprises with effect from January 1, 2008. Hence, CICTL is subject to the unified income rate of 25% on the taxable income. For the year ended December 31, 2008, CICTL generated net operating losses and accordingly, no provision for income tax has been recorded.

INNOCOM TECHNOLOGY HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007
(Currency expressed in United States Dollars (“US$”))

The following table sets forth the significant components of the aggregate net deferred tax assets of the Company as of December 31, 2008 and 2007:
	As of December 31,
	2008	2007
Deferred tax assets:
Net operating loss carryforward
– United States of America	$2,163,964	$2,144,196
– Hong Kong	108,682	39,568
– The PRC	461,715	-
Total deferred tax assets	2,734,361	2,183,764
Less: valuation allowance	(2,734,361)	(2,183,764)

Net deferred tax assets	$-	$-

As of December 31, 2008, the Company incurred $8,688,293 the aggregate net operating loss carryforwards available to offset its taxable income for income tax purposes. The Company has provided for a full valuation allowance against the deferred tax assets of $2,734,361 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future. For the year ended December 31, 2008, the valuation allowance increased by $550,597, primarily relating to net operating loss carryforwards.

13.	NET LOSS PER SHARE

The following table sets forth the computation of basic and diluted net loss per share for the years indicated:
	Years ended December 31,
	2008	2007
Basic and diluted net loss per share calculation
Numerator:
Net loss in computing basic net loss per share	$16,043,700	$3,634,549

Denominator:
Weighted average ordinary shares outstanding	37,898,251	37,898,251

Basic and diluted net loss per share	$0.42	$0.10

14.	PENSION PLANS

Hong Kong

The Company’s subsidiary operating in Hong Kong participates in a defined contribution pension scheme under the Mandatory Provident Fund Schemes Ordinance (“MPF Scheme”) for all of its eligible employees in Hong Kong.

INNOCOM TECHNOLOGY HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007
(Currency expressed in United States Dollars (“US$”))

The MPF Scheme is available to all employees aged 18 to 64 with at least 60 days of service in the employment in Hong Kong. Contributions are made at 5% of the participants’ relevant income with a ceiling of HK$20,000. The participants are entitled to 100% of the contributions together with accrued returns irrespective of their length of service, but the benefits are required by law to be preserved until the retirement age of 65. The total contributions made for MPF Scheme were $6,549 and $3,141 for the years ended December 31, 2008 and 2007, respectively.

The PRC

Under the PRC Law, full-time employees of its subsidiary of the Company in the PRC are entitled to staff welfare benefits including medical care, welfare subsidies, unemployment insurance and pension benefits through a China government-mandated multi-employer defined contribution plan. They are required to accrue for these benefits based on certain percentages of the employees’ salaries. The total contributions made for such employee benefit were $1,417 and $0 for the years ended December 31, 2008 and 2007, respectively.

15.	CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a)       Major customers

For the year ended December 31, 2008, one customer represented more than 10% of the Company’s revenue and accounts receivable, respectively. This customer accounts for 100% of revenue amounting to $401,190, with $0 of accounts receivable for the year ended December 31, 2008.

For the year ended December 31, 2007, one customer represented more than 10% of the Company’s revenue and accounts receivable, respectively. This customer accounts for 100% of revenue amounting to $2,241,726 and $0 of accounts receivable for the year ended December 31, 2007.

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

INNOCOM TECHNOLOGY HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007
(Currency expressed in United States Dollars (“US$”))

16.	COMMITMENTS AND CONTINGENCIES

Operating lease commitment

The Company leases an office premise under a non-cancelable operating lease for a term of 2 years due June 15, 2010. Costs incurred under this operating lease are recorded as rent expense and totaled approximately $109,292 and $104,581 for the years ended December 31, 2008 and 2007, respectively.

Year ending December 31,
2009	$131,886
2010	60,448

Total	$192,334

17.	COMPARATIVE FIGURES

Certain amounts presented in the prior period have been reclassified to conform to the current period financial statement presentation.

18.	SUBSEQUENT EVENTS

In February 2009, the Company determined to have a temporary closure in the manufacturing facility in Changzhou City, Zhejiang Province, the PRC. Starting from the fourth quarter 2008, global economic conditions have deteriorated significantly across the countries and the demand for communication products and components was adversely slowed down. During such challenging economic times, the Company temporarily discontinued operation in the manufacture of mobile communication products and components in the PRC. However, the Company did not intend to dispose by sale and may continue to operate the manufacturing facility depending upon the market recovery condition in the next 12 months.

In conjunction with the temporary discontinuance of operations, the Company recognized an impairment loss of $14,481,991 to write down the carrying amounts of the related long-lived assets to their fair values.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None

ITEM 9A(T). CONTROLS AND PROCEDURES

 (a)    Evaluation of Disclosure Controls and Procedures .   Our chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2008. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2008, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective.

(b)    Management’s Report on Internal Control Over Financial Reporting .

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the company’s principal executive officer and principal financial officer and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;
•
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with management authorization, and

•
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, the company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on this assessment, our management concluded that, as of December 31, 2008, our internal control over financial reporting is effective.

This annual report does not include an attestation report of our Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

(c)    Changes in Internal Controls

No change in our internal control over financial reporting occurred during the fiscal year ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None

PART III.

Item 10. Directors, Executive Officers and Corporate Governance.

DIRECTORS AND EXECUTIVE OFFICERS

Our directors and officers, as of December 31, 2008, are set forth below. The directors hold office for their respective term and until their successors are duly elected and qualified. Vacancies in the existing Board are filled by a majority vote of the remaining directors. The officers serve at the will of the Board of Directors.

Name	Age	Position	Director Since

Hui Yan Sui, William	43	Chairman and Chief Executive Officer	2006

Tang Chin Pang, Eric	47	Executive Director	2006

Tan Ah Mee	62	Non-executive Director	2006

Lau Yiu Nam, Eric	49	Non-executive Director	2006

Qian Jian Yu, Mike	45	Non-executive Director	2007

Cheung Wai Hung, Eddie	54	Chief Financial Controller	2007

Hui Yan Sui, William, age 43, has approximately 20 years experience in industrial management.  In 1986, Mr. Hui established Yat Lung Industrial Limited (Yat Lung), a company that manufactures cassette and video tapes.  Mr. Hui is currently a director of Yat Lung.  In 2002, Yat Lung became a wholly owned subsidiary of Swing Media Technology Group Limited (Swing Media), an investment holding company that manufactures and trades cassette tapes, video tapes, VCD's, CDR's and DVDR's through its subsidiaries.  From January 2002 until May 2003, Mr. Hui served as Chairman and Chief Executive Officer of Swing Media.  Mr. Hui resigned as CEO of Swing Media in May 2003 and retains his position as Chairman.  Swing Media is a company listed on the Singapore Stock Exchange Dealings and Automated Quotation System (the “SGX-SESDAQ”).  In 2003, Mr. Hui established Chinarise Capital (International) Limited (Chinarise), a company that trades mobile phone handsets and components in Hong Kong.  He is currently the director of Chinarise.

Tang Chin Pang, Eric, age 47, has been our Chief Financial Officer since October 2005. Before joining us in October 2005, Mr. Tang is the corporate consultant for three years. From 1984 to 2001, Mr. Tang worked at Deloitte Touche Tohmatsu for seventeen years, including his last position as an audit senior manager. Mr. Tang graduated from Hong Kong Shue Yan University in 1984. He is a fellow of the Association of Chartered Certified Accountants and an associate member of the Hong Kong Institute of Certified Public Accountants.

Dr. Tan Ah Mee, age 62, holds Doctor of Philosphy from International Management Centre, Buckingham, United Kingdom. Dr. Tan is Ex-Rotarian (Chartered) of Rotary Club of Tebrau, Jogn Baru and Elected Council Member of the Sinagpore Confederation of Industries (1998 – 2000), He is director of Heng Da Investments Pte. Limited, Ingmedia Pte. Limited and Yorkshire Capital Pte. Limited

Lau Yiu Nam , Eric, age 49, was admitted as a barrister in England and Australia . Mr. Lau returned to Hong Kong in 1983 and was employed in the Attorney General's Chambers as Crown Counsel before he went into private practice in 1996. Currently, Mr. Lau is the Head of his Chambers in Hong Kong which comprised of over 15 barristers practicing in commercial and civil litigation. He is independent non-executive director of Swing Media.

Qian Jian Yu, Mike, age 45, is the General Manager and founder of Shanghai Boda Electronics Co., Ltd. (“Boda”).  Prior to the establishment of Boda in September 2001, Mr. Qian worked for Arrow Electronics China Limited from 1998 to 2001. From 1986 to 1998, Mr. Qian worked for the Shanghai Space Bureau. Mr. Qian graduated from Nanjing University in 1986.

Cheung Wai Hung, Eddie, age 54, has been a branch manager of Shanghai Commercial Bank Limited for the past 12 years up to May 14, 2007. Mr. Cheung possesses a Bachelor degree of Commerce from Curtin University of Technology, Perth W. Australia, in 1998.

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

Item 11. Executive Compensation

COMPENSATION DISCUSSION AND ANALYSIS

Background and Compensation Philosophy

Our board of directors consists of six individuals:  (1) William Hui Yan Sui, our Chief Executive Officer, Chairman of the Board and beneficial owner of 60.97% of our common stock; (2) Tang Chin Pang, Eric, our Executive Director; (3) Cheung Wai Hung, Eddie, our Chief Financial Officer; (4) Tan Ah Mee, a non-executive director; (5) Lau Yiu Nam, Eric, a non-executive director and (6) Qian Jian Yu, Mike, a non-executive director.  Our board of directors have historically determined the compensation to be paid to our executive officers based on our financial and operating performance and prospects, the level of compensation paid to similarly situated executives in comparably sized companies and contributions made by the officers’ to our success.  Each of the named officers will be measured by a series of performance criteria by the board of directors, or the compensation committee when it is established, on a yearly basis.  Such criteria will be set forth based on certain objective parameters such as job characteristics, required professionalism, management skills, interpersonal skills, related experience, personal performance and overall corporate performance.

Our board of directors have not adopted or established a formal policy or procedure for determining the amount of compensation paid to our executive officers.  Mr. Hui Yan Sui, William, Mr. Tang Chin Pang, Eric and Mr. Cheung Wai Hung, Eddie  have been and may continue to be involved when our board of directors deliberate compensation issues related to their compensation.

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

Base Salary

The yearly base salary of Mr. Cheung Wai Hung, Eddie for the 2008 was $53,846 (2007: $33,654).  Mr. Hui Yan Sui and Mr. Tang Chin Pang received no salary in 2008.

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

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	All Other Compensation ($)	Total ($)
Hui Yan Sui, William Chief Executive Officer; Director	2008	-	-	-	-	-

Tang Chin Pang, Eric Executive Director	2008	-	-	-	-	-

Cheung Wai Hung, Eddie Chief Financial Officer	2008	53,846	-	-	-	53,846

Employment Agreements

No directors and offices have service contact with the Company or its subsidiary companies.

Compensation of Directors

There is no compensation awarded to or paid to the directors during 2008.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Beneficial ownership is shown as of April 14, 2009, for shares held by (i) each person or entity known to us to be the beneficial owner of more than 5% of our issued and outstanding shares of common stock based solely upon a review of filings made with the Commission and our knowledge of the issuances by us, (ii) each of our directors, (iii) our Chief Executive Officer and our three other most highly compensated officers whose compensation exceeded $100,000 during the fiscal year ended December 31, 2008, or the Named Executive Officers, and (iv) all of our current directors and executive officers as a group. Unless otherwise indicated, the persons listed below have sole voting and investment power with respect to the shares and may be reached at Suite 1501, Bank of East Asia Harbour View Centre, 56 Gloucester Road, Wanchai, Hong Kong, PRC.

Security Ownership - Certain Beneficial Owners

There are no Beneficial Owners outside of management that own more than 5% of the issued and outstanding shares of common stock.  Please see the table below for certain beneficial ownership by management.

Security Ownership – Management

Amount
		And			Percentage
		Nature of			of Class
		Beneficial			Beneficially
Beneficial Owner (including address)	Title of class	Ownership (1)		Total	Owned
Hui Yan Siu William (2)	Common	23,107,430	D	23,107,430	60.97%
Cheung Wai Hung, Eddie (2)	Common	-0-		-0-	-0-%
Tang Chin Pang, Eric (2)	Common	-0-		-0-	-0-%
Dr. Tan Ah Mee (2)	Common	-0-		-0-	-0-%
Lau Yiu Nam, Eric (2)	Common	-0-		-0-	-0-%
Qian Jian Yu, Mike (2)	Common	-0-		-0-	-0-%
Total	Common	23,107,430		23,107,430	60.97%

Notes:

(1)	– (D) stands for direct ownership; (I) stands for indirect ownership

(2)	All officers and directors use the Company’s address, Suite 1501, Bank of East Asia Harbour View Centre, 56 Gloucester Road, Wanchai, Hong Kong, PRC.

Changes in Control

There are no arrangements, known to the Registrant, including any pledge by any person of securities of the Registrant which may at a subsequent date result in a change in control of the Registrant.

Securities Authorized for Issuance Under Equity Compensation Plans

There is no equity or option granted during 2008.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

As of December 31, 2008, a balance of $4,152,410 due to a director and a major shareholder of the Company, Mr. William Hui, represented temporary advance to the Company which was unsecured, interest-free and has no fixed repayment term. The imputed interest on the amount due to a stockholder was not significant.

Director Independence

The following members of our Board of Directors are independent, as “independent” is defined in the rules of the NASDAQ National Market System:  Dr. Tan Ah Mee, Lau Yiu Nam and Qian Jian Yu.

Item 14. Principal Accountant Fees and Services.

The following is a summary of the fees billed to us by ZYCPA Company Limited (formerly Zhong Yi (Hong Kong) C.P.A. Company Limited) (“ZYCPA”), the Company’s current auditors and Dominic K.F. Chan & Co., the Company’s former auditors (“Chan” for the services rendered during the first three quarters of the fiscal year 2007) for professional services rendered for the years ended December 31, 2008 and December 31, 2007:

	2008	2007
Service	ZYCPA	ZYCPA	Chan
Audit Fees	$55,000	$64,981	$25,434

Audit Related
Fees

Tax Fees

All Other Fees

TOTAL	$55,000	$64,981	$25,434

Audit fees consist of the aggregate fees billed for services rendered for the audit of our annual financial statements, the reviews of the financial statements included in our Forms 10-Q and for any other services that are normally provided by our independent auditors in connection with our statutory and regulatory filings or engagements.

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

INNOCOM TECHNOLOGY HOLDINGS, INC.

/s/ William Yan Sui Hui
Dated: April 15, 2009	William Yan Sui Hui, Chief Executive Officer (Principal executive officer)

/s/ Cheung Wai Hung, Eddie
Dated: April 15, 2009	Cheung Wai Hung, Eddie, Chief Financial Officer (Principal financial officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated by the dates.

/s/ William Yan Sui Hui	/s/ Tang Chin Pan, Eric
Yan Sui Hui, William Director	Tang Chin Pang, Eric, Director

Dated: April 15, 2009	Dated: April 15, 2009