Form 10-Q
period 2009-03-31
INNOCOM TECHNOLOGY HOLDINGS, INC.
filed 2009-05-20
CIK 1076541

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarter ended March 31, 2009

-OR-

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

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
Yes ☐ No ☑

The number of shares outstanding of each of the Registrant’s classes of common stock, as of May 8, 2009 was 37,900,536 shares, all of one class of $0.001 par value Common Stock.

INNOCOM TECHNOLOGY HOLDINGS, INC.
FORM 10-Q
Quarter Ended March 31, 2009

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

PART I. FINANCIAL INFORMATION

ITEM  1.  Financial Statements

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Page
Condensed Consolidated Balance Sheets as of March 31, 2009 and December 31, 2008	F-2

Condensed Consolidated Statements of Operations And Comprehensive Income (Loss) for the three months ended March 31, 2009 and 2008 and for the period from January 19, 2007 (Inception) through March 31, 2009
F-3

Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2009 and 2008 and for the period from January 19, 2007 (Inception) through March 31, 2009	F-4

Condensed Consolidated Statement of Stockholders’ Equity (Deficit) for the period from January 19, 2007 (Inception) through March 31, 2009	F-5

Notes to Condensed Consolidated Financial Statements	F-6 to F-12

INNOCOM TECHNOLOGY HOLDINGS, INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2009 AND DECEMBER 31, 2008
(Currency expressed in United States Dollars (“US$”), except for number of shares)

	March 31, 2009	December 31, 2008
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$8,703	$11,553
Prepayments and other receivables	72,828	72,869

Total current assets	81,531	84,422

Non-current assets:
Intangible assets, net	-	-
Land use right, net	-	-
Property, plant and equipment, net	736,186	737,859

TOTAL ASSETS	$817,717	$822,281

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$80,595	$80,692
Amount due to a related party	4,249,797	4,152,410
Other payables and accrued liabilities	219,329	210,866

Total current liabilities	4,549,721	4,443,968

Commitments and contingencies

Stockholders’ deficit:
Common stock, $0.001 par value; 50,000,000 shares authorized; 37,898,251 shares and 37,898,251 shares issued and outstanding as of March 31, 2009 and December 31, 2008	37,898	37,898
Additional paid-in capital	6,901,232	6,901,232
Accumulated other comprehensive income	537,719	532,248
Retained earnings	5,351,825	5,351,825
Deficit accumulated during the development stage	(16,560,678)	(16,444,890)

Total stockholders’ deficit	(3,732,004)	(3,621,687)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$817,717	$822,281

See accompanying notes to condensed consolidated financial statements.

INNOCOM TECHNOLOGY HOLDINGS, INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008 AND
FOR THE PERIOD FROM JANUARY 19, 2007 (INCEPTION) THROUGH MARCH 31, 2009
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

	Three months ended March 31,		Period from January 19, 2007 (Inception) through March 31,
	2009	2008	2009

Revenues, net	$-	$-	$-
Cost of revenue	-	-	-

Gross profit	-	-	-

Operating expenses:
Impairment loss on long-lived assets	-	-	14,481,991
General and administrative	115,788	137,066	1,857,248
Total operating expenses	115,788	137,066	16,339,239

LOSS FROM OPERATIONS	(115,788)	(137,066)	(16,339,239)

Other income (expense):
Interest expense	-	-	(240,497)
Interest income	-	-	20,727
Loss on disposal of plant and equipment	-	-	(1,669)

LOSS BEFORE INCOME TAXES	(115,788)	(137,066)	(16,560,678)

Income tax expense	-	-	-

LOSS FROM CONTINUING OPERATIONS, NET OF TAX	(115,788)	(137,066)	(16,560,678)

Discontinued operations, net of tax	-	122,028	401,190

NET LOSS	$(115,788)	$(15,038)	$(16,159,488)

Other comprehensive income:
Foreign currency translation gain	5,471	34,458	357,300

COMPREHENSIVE (LOSS) INCOME	$(110,317)	$19,420	$(15,802,188)

Loss from continuing operations per share - Basic and diluted	$(0.00)	$(0.00)	$(0.44)
Income from discontinued operations per share - Basic and diluted	$-	$0.00	$0.01
Net loss per share – Basic and diluted	$(0.00)	$(0.00)	$(0.43)

Weighted average shares outstanding – basic and diluted	37,898,251	37,898,251	37,898,251

See accompanying notes to condensed consolidated financial statements.

INNOCOM TECHNOLOGY HOLDINGS, INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008 AND
FOR THE PERIOD FROM JANUARY 19, 2007 (INCEPTION) THROUGH MARCH 31, 2009
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

	Three months ended March 31,		Period from January 19, 2007 Inception) through
	2009	2008	March 31, 2009
Cash flows from operating activities:
Loss from continuing operations	$(115,788)	$(137,066)	$(16,560,678)
Adjustments to reconcile loss from continuing operations to net cash used in operating activities:
Depreciation	788	417	4,350
Amortization of intangible assets	-	148,671	598,562
Impairment of long-lived assets	-	-	14,481,991
Write-off of obsolete inventories	-	-	87,299
Loss on disposal of plant and equipment	-	-	1,669
Change in operating assets and liabilities:	-	-	-
Inventories	-	-	(87,299)
Prepayments and other receivables	-	(93,739)	(46,233)
Accounts payable, trade	-	-	80,692
Other payables and accrued liabilities	8,463	(400,780)	21,632
Net cash used in operating activities	(106,537)	(482,497)	(1,418,015)
Net cash provided by discontinued operations	-	400,780	401,190

Cash flows from investing activities:
Purchase of intangible assets	-	-	(5,960,775)
Payment for property, plant and equipment	-	-	(8,896,299)
Net cash used in investing activities	-	-	(14,857,074)
Net cash provided by discontinued operations	-	-	(2,382)

Cash flows from financing activities:
Advances from a related party	97,387	87,156	15,346,129
Repayment of shot term borrowing	-	-	(6,080,032)
Proceeds from short-term loan	-	-	6,080,032
Net cash provided by financing activities	97,387	87,156	15,346,129

Effect of exchange rate changes on cash and cash equivalents	6,300	19	538,855

Net change in cash and cash equivalents	(2,850)	5,458	8,703

BEGINNING OF PERIOD	11,553	3,597	-

END OF PERIOD	$8,703	$9,055	$8,703

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-	$-
Cash paid for interest	$-	$-	$240,497

See accompanying notes to condensed consolidated financial statements.

INNOCOM TECHNOLOGY HOLDINGS, INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE PERIOD FROM JANUARY 19, 2007 (INCEPTION) THROUGH MARCH 31, 2009
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

	Common stock		Additional paid-in	Accumulated other comprehensive	Retained	Deficit accumulated during development	Total stockholders’ equity
	No. of shares	Amount	capital	(loss) income	earnings	stage	(deficit)
Balance as of January 19, 2007 (Inception)	37,898,251	$37,898	$6,901,232	$180,418	$8,585,184	$-	$15,704,732
Net loss for the year	-	-	-	-	(3,634,549)	-	(3,634,549)
Foreign currency translation adjustment	-	-	-	(8,766)		-	(8,766)

Balance as of December 31, 2007	37,898,251	37,898	6,901,232	171,652	4,950,635	-	12,061,417
Net income (loss) for the year	-	-	-	-	401,190	(16,444,890)	(16,043,700)
Foreign currency translation adjustment	-	-	-	360,596	-	-	360,596

Balance as of December 31, 2008	37,898,251	37,898	6,901,232	532,248	5,351,825	(16,444,890)	(3,621,687)
Net loss for the period	-	-	-	-	-	(115,788)	(115,788)
Foreign currency translation adjustment	-	-	-	5,471	-	-	5,471
Balance as of March 31, 2009	37,898,251	$37,898	$6,901,232	$537,719	$5,351,825	$(16,560,678)	$(3,732,004)

See accompanying notes to condensed consolidated financial statements.

INNOCOM TECHNOLOGY HOLDINGS, INC.
(A Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008 AND FOR THE PERIOD FROM JANUARY 19, 2007 (INCEPTION) THROUGH MARCH 31, 2009
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

In the opinion of management, the consolidated balance sheet as of December 31, 2008 which has been derived from audited financial statements and these unaudited condensed consolidated financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the period ended March 31, 2009 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2009 or for any future period.

These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the Management’s Discussion and the audited financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2008.

NOTE－2 ORGANIZATION AND BUSINESS BACKGROUND

Innocom Technology Holdings, Inc. (the “Company” or “INCM”) was incorporated in the State of Nevada on June 26, 1998. On June 20, 2006, the Company changed its name from “Dolphin Productions, Inc.” to “Innocom Technology Holdings, Inc.”

The Company, through its subsidiaries, is principally engaged in trading and manufacture of mobile phone handsets and components in Hong Kong and the People’s Republic of China (“the PRC”).

In February, the Company has temporarily ceased its planned principal operation in the manufacturing facility in Changzhou City, Zhejiang Province, the PRC. Starting from the fourth quarter 2008, global economic conditions have deteriorated significantly across the countries and the demand for communication products and components was adversely slowed down. During such challenging economic times, the Company temporarily discontinued operation in the manufacture of mobile communication products and components in the PRC. The Company intends to continue to operate the manufacturing facility depending upon the market recovery condition and demands from the customers.

INCM and its subsidiaries are hereinafter referred to as (the “Company”).

NOTE－3 GOING CONCERN UNCERTAINTIES

These condensed consolidated financial statements have been prepared assuming that Company will continue as a going concern, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future. The accompanying condensed consolidated financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern. The Company does not generate significant revenue, and has negative cash flows from operations, which raise substantial doubt about the Company’s ability to continue as a going concern.

INNOCOM TECHNOLOGY HOLDINGS, INC.
(A Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008 AND FOR THE PERIOD FROM JANUARY 19, 2007 (INCEPTION) THROUGH MARCH 31, 2009
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

The continuation of the Company is dependent upon the continuing financial support from its shareholders throughout March 31, 2009. Management believes this funding will continue, and is also actively seeking new investors. Management believes the existing shareholders will provide the additional cash to meet the Company’s obligations as they become due, and will allow its planned principal business to commence and assembly the production lines of mobile handsets and components in the PRC.

NOTE－4 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

•	Use of estimates

In preparing these condensed consolidated financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheets and revenues and expenses during the periods reported. Actual results may differ from these estimates.

•	Basis of consolidation

The condensed consolidated financial statements include the financial statements of INCM and its subsidiaries.

All significant inter-company balances and transactions within the Company have been eliminated upon consolidation.

•	Development stage company

The Company has no substantive operations as of March 31, 2009 and the historical operations of the Company relating to its planned manufacturing facility in the PRC are presented for the period from January 19, 2007 (date of inception). The Company is considered as a development stage company in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 7, “Accounting and Reporting by Development Stage Enterprises”.

•	Revenue recognition

The Company will recognize its revenue in accordance with the Staff Accounting Bulletin No. 104, "Revenue Recognition in Financial Statements" ("SAB 104"). Revenue will be recognized upon shipment, provided that evidence of an arrangement exists, title and risk of loss have passed to the customer, fees are fixed or determinable and collection of the related receivable is reasonably assured. Revenue will be recorded net of taxes and estimated product returns, which is based upon the Company's return policy, sales agreements, management estimates of potential future product returns related to current period revenue, current economic trends, changes in customer composition and historical experience. To date, the Company has had no revenues and is in the development stage.

•	Cash and cash equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments.

•	Intangible assets

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

INNOCOM TECHNOLOGY HOLDINGS, INC.
(A Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008 AND FOR THE PERIOD FROM JANUARY 19, 2007 (INCEPTION) THROUGH MARCH 31, 2009
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

Trademarks are carried at cost less accumulated amortization and impairment loss, are amortized on a straight-line basis over their estimated useful lives of 10 years beginning at the time the related trademarks are granted. They will be used in the planned assembly line for mobile phone communication products and components in the PRC and subject to amortization when they are in operational use.

No provision for amortization is made until such time as trademarks are put into operational use.

•	Land use right

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

Long-lived assets primarily include plant and equipment, land use right and intangible assets. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company periodically reviews long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives are no longer appropriate. Each impairment test is based on a comparison of the undiscounted cash flows to the recorded value of the asset. If an impairment is indicated, the asset is written down to its estimated fair value based on a discounted cash flow analysis. Determining the fair value of long-lived assets includes significant judgment by management, and different judgments could yield different results. There has been no impairment as of March 31, 2009.

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
(A Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008 AND FOR THE PERIOD FROM JANUARY 19, 2007 (INCEPTION) THROUGH MARCH 31, 2009
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

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

The Company adopts Financial Accounting Standards Board ("FASB") Interpretation No. (FIN) 48, "Accounting for Uncertainty in Income Taxes" and FSP FIN 48-1, which amended certain provisions of FIN 48. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes." FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires that the Company determine whether the benefits of the Company's tax positions are more likely than not of being sustained upon audit based on the technical merits of the tax position. The provisions of FIN 48 also provide guidance on de-recognition, classification, interest and penalties, accounting in interim periods and disclosure.

In connection with the adoption of FIN 48, the Company also adopted the policy of recognizing interest and penalties, if any, related to unrecognized tax positions as income tax expense. The Company did not have any unrecognized tax positions or benefits and there was no effect on the financial condition or results of operations for the period ended March 31, 2009. The Company’s tax returns remain open subject to examination by major tax jurisdictions.

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

INNOCOM TECHNOLOGY HOLDINGS, INC.
(A Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008 AND FOR THE PERIOD FROM JANUARY 19, 2007 (INCEPTION) THROUGH MARCH 31, 2009
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

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

Translation of amounts from HK$ into US$ has been made at the following exchange rates for the respective period:

	Three months ended March 31,
	2009	2008
Period end RMB:US$ exchange rate	6.8293	7.0222
Average monthly RMB:US$ exchange rate	6.8252	7.1800
Period end HK$:US$ exchange rate	7.7505	7.7827
Average monthly HK$:US$ exchange rate	7.7547	7.7954

•	Related parties

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

The Company’s financial instruments primarily consist of cash and cash equivalents, prepaid expenses and other receivable, amount due to a related party, other payables and accrued liabilities.

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

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

In December 2007, the FASB issued a revision to SFAS No. 141, “Business Combinations” (“SFAS No. 141(R)”). SFAS No. 141(R) revises the accounting for business combinations. Under SFAS No. 141(R), an acquiring entity will be required to recognize the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. Specifically, SFAS No. 141(R) will change the accounting for acquisition costs, noncontrolling interests, acquired contingent liabilities, restructuring costs associated with a combination and certain tax-related items, as well as require additional disclosures. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company is required to apply SFAS No. 141(R) to any acquisitions in 2009 or thereafter.

INNOCOM TECHNOLOGY HOLDINGS, INC.
(A Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008 AND FOR THE PERIOD FROM JANUARY 19, 2007 (INCEPTION) THROUGH MARCH 31, 2009
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 160 establishes accounting and reporting standards for noncontrolling interests in subsidiaries. This statement requires the reporting of all noncontrolling interests as a separate component of stockholders’ equity, the reporting of consolidated net income (loss) as the amount attributable to both the parent and the noncontrolling interests and the separate disclosure of net income (loss) attributable to the parent and to the noncontrolling interests. In addition, this statement provides accounting and reporting guidance related to changes in noncontrolling ownership interests. Other than the reporting requirements described above which require retrospective application, the provisions of SFAS No. 160 are to be applied prospectively in the first annual reporting period beginning on or after December 15, 2008. The Company’s adoption of SFAS No. 160 on January 1, 2009 did not have an impact on its consolidated results of operations or financial position.

In December 2008, the FASB issues Staff Position (“FSP”) No. 140-4 and FIN 46(R)-8, “Disclosures by Public Entities about Transfers of Financial Assets and Interests in Variable Interest Entities”. The purpose of this FSP is to promptly increase disclosures by public entities and enterprises until the pending amendments to SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, (“SFAS No. 140”) and FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities”, (“FIN 46(R)”) are finalized and approved by the FASB. The FSP is effective for reporting periods (interim and annual) ending after December 15, 2008. This adoption did not have any impact on the consolidated financial statements.

On January 12, 2009, the FASB issued FSP EITF 99-20-01, “Amendment to the Impairment Guidance of EITF Issue No. 99-20”. This FSP amends the impairment guidance in EITF Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to be Held by a Transferor in Securitized Financial Assets,” to achieve more consistent determination of whether an other-than-temporary impairment has occurred. The FSP also retains and emphasizes the objective of an other-than-temporary impairment assessment and the related disclosure requirements in SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, and other related guidance. The FSP is shall be effective for interim and annual reporting periods ending after December 15, 2008, and shall be applied prospectively. Retrospective application to a prior interim or annual reporting period is not permitted. The Company does not believe this pronouncement will impact its financial statements.

NOTE－5 DISCONTINUED OPERATIONS

Starting from the fourth quarter of 2008, global economic conditions have deteriorated significantly across the countries and the demand for communication products and components was adversely slowed down. The Company has also discontinued its trading business in the mobile communication products and components in Hong Kong since the customers no longer demanded for sales orders during the first quarter of 2009.

INNOCOM TECHNOLOGY HOLDINGS, INC.
(A Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008 AND FOR THE PERIOD FROM JANUARY 19, 2007 (INCEPTION) THROUGH MARCH 31, 2009
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

NOTE－6 AMOUNT DUE TO A RELATED PARTY

As of March 31, 2009, a balance of $4,249,797 due to a director and a major shareholder of the Company, Mr. William Hui, represented temporary advance to the Company which was unsecured, interest-free and has no fixed repayment term.

NOTE－7 INCOME TAXES

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

Hong Kong

For the three months ended March 31, 2009 and 2008 and for the period from January 19, 2007 (Inception) through March 31, 2009, no provision for Hong Kong Profits Tax is provided for as the Company’s income neither arises in, nor is derived form Hong Kong under its tax law.

The PRC

The Company’s subsidiary, CICTL is subject to the unified income rate of 25% on the taxable income. For the three months ended March 31, 2009 and 2008 and for the period from January 19, 2007 (Inception) through March 31, 2009, CICTL generated net operating losses and accordingly, no provision for income tax has been recorded.

NOTE－8 COMMITMENTS AND CONTINGENCIES

(a)         Operating lease commitment

The Company leases an office premise under a non-cancelable operating lease for a term of 2 years due June 15, 2010. Costs incurred under this operating lease are recorded as rent expense and totaled approximately $32,954, $26,169 and $$261,029 for the three months ended March 31, 2009 and 2008, and the period from January 1, 2007 (Inception) through March 31, 2009.

Period ending March 31,
2009	$131,889
2010	27,477

Total	$159,366

ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

The following review concerns three months ended March 31, 2009 and March 31, 2008, which should be read in conjunction with the financial statements and notes thereto presented in the Form 10-K.

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

History

Innocom Technology Holdings, Inc. (the “Company” or “INCM”) was incorporated in the State of Nevada on June 26, 1998.

On June 20, 2006, the Company changed its name from “Dolphin Productions, Inc.” to “Innocom Technology Holdings, Inc.”

On January 19, 2007, Changzhou Innocom Communication Technology Limited is incorporated and registered in the People’s Republic of China (“the PRC”).

On May 16, 2007, the Company purchased a 10 years mobile phone manufacturing license in a consideration of RMB45 million (approximately $5,770,000) and annual license fee of RMB500,000 (approximately $64,000).

On May 8, 2008, the Company completed the establishment of a new subsidiary, Changzhou Innocom Communication Technology Limited in the PRC upon the approval of its local government.

Overview and Future Plan of Operations

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

Results of Operations for Three Months ended March 31, 2009 and March 31, 2008

During the three months ended March 31, 2009, we experienced a net loss of $115,788 compared to a net loss of $15,038 for three months ended March 31, 2008. The loss is attributable to the significant deteriorated environment and the challenging economic crisis of the period.

Revenue

As a result of temporary discontinue of business and operation in the manufacture of mobile communication products and components in the PRC, the revenue recorded zero during both three months ended March 31, 2009 and March 31, 2008.

Cost of Sales

As a result of temporary discontinue of business and operation in the manufacture of mobile communication products and components in the PRC, the cost of sale recorded zero during both three months ended March 31, 2009 and March 31, 2008.

 Administrative Expenses

Administrative expenses mainly included office rental charges, salaries and professional fee.

Below table sets out the components of non-cash items:

	Three Months ended March 31,
	2009	2008
Depreciation	$788	$417
Amortization of intangible assets	-	148,671
	$788	$149,088

The depreciation policy adopted in for the fiscal year 2009 was consistent with that adopted in 2008.

Other Income

No other income occurred for both three months period ended March 31, 2009 and March 31, 2008.

Net Loss

Net loss for the three months ended March 31, 2009 was $115,788 compared to net loss of $15,038 for the three months ended March 31, 2008. Loss of both periods and the increase of loss for the three months ended March 31, 2009 is attributable to the significant deteriorated environment and the challenging economic crisis of the periods.

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

Liquidity and Capital Resources for Three Months Ended March 31, 2009 and 2008

Cash flows from operating activities – continuing operation

We experienced negative cash flows used in operations in the amount of $106,537 for three months ended March 31, 2009 as compared with negative cash flow used in the operations in the amount of $482,497 and positive cash flow generated from discontinued operation in the amounts of $400,780 for three months ended March 31, 2008.

Cash flows from investing activities – continuing operations

During three months ended March 31, 2009, there are no investment activities.

Cash flows from financing activities – continuing operations

We experienced positive cash flow advanced from a related party in the amount of $97,387 and $87,156 for the three months ended March 31, 2009 and 2008.

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

Employees

As of March 31, 2009, we had approximately 5 full-time employees employed in Hong Kong. From time to time we employ independent contractors to support our production, engineering, marketing, and sales departments.

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

N/A

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

INNOCOM TECHNOLOGY HOLDINGS, INC.

Dated: May 20, 2009	/s/ William Yan Sui Hui
William Yan Sui Hui, Chief Executive Officer
(Principal executive officer)

Dated: May 20, 2009	/s/ Cheung Wai Hung, Eddie
Cheung Wai Hung, Eddie, Chief Financial Officer
(Principal financial officer)