Form 10-Q
period 2009-06-30
INNOCOM TECHNOLOGY HOLDINGS, INC.
filed 2009-08-19
CIK 1076541

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the quarter ended June 30, 2009

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

Indicate by check mark whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes☑      No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐     Accelerated filer ☐     Non-accelerated filer ☐     Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rue 12b-2of the Exchange Act).  Yes  ☐   No ☑

The number of shares outstanding of each of the Registrant’s classes of common stock, as of August 19, 2009 was 37,900,536 shares, all of one class of $0.001 par value Common Stock.

INNOCOM TECHNOLOGY HOLDINGS, INC.
FORM 10-Q
Quarter Ended June 30, 2009
TABLE OF CONTENTS

		Page

PART I— FINANCIAL INFORMATION

Item 1	Financial Statements	F-1

	Condensed Consolidated Balance Sheets as of June 30, 2009 (unaudited) and December 31, 2008 (audited)	F-2

Condensed Consolidated Statements of Operations and Comprehensive(Loss) Income for the Three Months Ended June 30, June 2009 and 2008, for the Six Months Ended June 30, 2009 and 2008 (unaudited) and for the period from January 19, 2007 (Inception) through June 30, 2009 (unaudited)
		F-3 to F-4

	Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2009 and 2008 (unaudited) and for the period from January 19, 2007 (Inception) through June 30, 2009 (unaudited)	F-5

	Condensed Consolidated Statement of Stockholders’ Equity (Deficit) for the period from January 19, 2007 (Inception) through March 31, 2009 (unaudited)	F-6

	Notes to Condensed Consolidated Financial Statements	F-7 to F-14

Item 2	Managements Discussion and Analysis of Financial Condition and Results of Operation	4-7

Item 3	Quantitative and Qualitative Disclosures About Market Risk	7

Item 4T	Controls and Procedures	8

PART II—OTHER INFORMATION

Item 1	Legal Proceedings	8

Item 1A	Risk Factors	8

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	8

Item 3	Defaults Upon Senior Securities	8

Item 4	Submission of Matters to a Vote of Security Holders	8

Item 5	Other Information	8

Item 6	Exhibits	9

	SIGNATURES	10

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

INNOCOM TECHNOLOGY HOLDINGS, INC.
(A Development Stage Company)

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Page

Condensed Consolidated Balance Sheets as of June 30, 2009 and December 31, 2008	F-2

Condensed Consolidated Statements of Operations And Comprehensive Income (Loss) for the three and six months ended June 30, 2009 and 2008 and the period from January 19, 2007 through June 30, 2009	F-3 – F-4

Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2009 and 2008 and the period from January 19, 2007 through June 30, 2009	F-5

Condensed Consolidated Statement of Stockholders’ Deficit for the period from January 19, 2007 through June 30, 2009	F-6

Notes to Condensed Consolidated Financial Statements	F-7 to F-14

INNOCOM TECHNOLOGY HOLDINGS, INC.
(A Development Stage Company)

CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2009 AND DECEMBER 31, 2008
(Currency expressed in United States Dollars (“US$”), except for number of shares)

	June 30, 2009	December 31, 2008
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$8,438	$11,553
Prepayments and other receivables	72,833	72,869

Total current assets	81,271	84,422

Non-current assets:
Intangible assets, net	-	-
Land use right, net	-	-
Property, plant and equipment, net	735,471	737,859

TOTAL ASSETS	$816,742	$822,281

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$80,603	$80,692
Amount due to a related party	4,345,501	4,152,410
Other payables and accrued liabilities	210,366	210,866

Total current liabilities	4,636,470	4,443,968

Commitments and contingencies

Stockholders’ deficit:
Common stock, $0.001 par value; 50,000,000 shares authorized; 37,898,251 shares issued and outstanding as of June 30, 2009 and December 31, 2008	37,898	37,898
Additional paid-in capital	6,901,232	6,901,232
Accumulated other comprehensive income	537,994	532,248
Retained earnings	5,351,825	5,351,825
Deficit accumulated during the development stage	(16,648,677)	(16,444,890)

Total stockholders’ deficit	(3,819,728)	(3,621,687)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$816,742	$822,281

See accompanying notes to condensed consolidated financial statements.

INNOCOM TECHNOLOGY HOLDINGS, INC.
(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008 AND FOR THE PERIOD
FROM JANUARY 19, 2007 (INCEPTION) THROUGH JUNE 30, 2009
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,		Period from January 19, 2007 (Inception) through June 30,
	2009	2008	2009	2008	2009

Revenues, net	$-	$-	$-	$-	$-
Cost of revenue	-	-	-	-	-

Gross profit	-	-	-	-	-

Operating expenses:
Impairment loss on long-lived assets	-	-	-	-	14,481,991
General and administrative	87,999	669,122	203,787	806,188	1,945,247

Total operating expenses	87,999	669,122	203,787	806,188	16,427,238

LOSS FROM OPERATIONS	(87,999)	(669,122)	(203,787)	(806,188)	(16,427,238)

Other income (expense):
Interest expense	-	(102,704)	-	(102,704)	(240,497)
Interest income	-	11,077	-	11,077	20,727
Loss on disposal of plant and equipment	-	-	-	-	(1,669)

LOSS BEFORE INCOME TAXES	(87,999)	(760,749)	(203,787)	(897,815)	(16,648,677)

Income tax expense	-	-	-	-	-

LOSS FROM CONTINUING OPERATIONS, NET OF TAX	(87,999)	(760,749)	(203,787)	(897,815)	(16,648,677)

Income from discontinued operations, net of tax	-	129,384	-	251,412	401,190

NET LOSS	$(87,999)	$(631,365)	$(203,787)	$(646,403)	$(16,247,487)

See accompanying notes to condensed consolidated financial statements.

INNOCOM TECHNOLOGY HOLDINGS, INC.
(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008 AND FOR THE PERIOD
FROM JANUARY 19, 2007 (INCEPTION) THROUGH JUNE 30, 2009
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,		Period from January 19, 2007 (Inception) through June 30,
	2009	2008	2009	2008	2009

Other comprehensive income:
Foreign currency translation gain	275	395,077	5,746	429,535	357,576

COMPREHENSIVE LOSS	$(87,724)	$(236,288)	$(198,041)	$(216,868)	$(15,889,911)

Loss from continuing operations per share - Basic and diluted	$(0.00)	$(0.02)	$(0.01)	$(0.02)	$(0.44)
Income from discontinued operations per share - Basic and diluted	$-	$0.00	$-	$0.01	$0.01
Net loss per share – Basic and diluted	$(0.00)	$(0.02)	$(0.01)	$(0.02)	$(0.43)

Weighted average shares outstanding – basic and diluted	37,898,251	37,898,251	37,898,251	37,898,251	37,898,251

See accompanying notes to condensed consolidated financial statements.

INNOCOM TECHNOLOGY HOLDINGS, INC.
(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008 AND FOR THE PERIOD FROM
JANUARY 19, 2007 (INCEPTION) THROUGH JUNE 30, 2009
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

	Six months ended June 30,		Period from January 19, 2007 (Inception) through June 30,
	2009	2008	2009
Cash flows from operating activities:
Loss from continuing operations	$(203,787)	$(897,815)	$(16,648,677)
Adjustments to reconcile loss from continuing operations to net cash used in operating activities:
Depreciation	1,577	1,246	5,139
Amortization of intangible assets	-	297,259	598,562
Impairment of long-lived assets	-	-	14,481,991
Write-off of obsolete inventories	-	-	87,299
Loss on disposal of plant and equipment	-	1,667	1,669
Change in operating assets and liabilities:
Inventories	-	(106,241)	(87,299)
Prepayments and other receivables	-	(311,661)	(46,233)
Income tax payable	-	(1,439,376)	-
Accounts payable, trade	-	74,846	80,692
Other payables and accrued liabilities	(500)	(78,031)	12,669
Net cash used in operating activities	(202,710)	(2,458,106)	(1,514,188)
Net cash provided by discontinued operations	-	261	401,190

Cash flows from investing activities:
Purchase of intangible assets	-	-	(5,960,775)
Payment to the investment in an unconsolidated entity	-	-	(8,448,584)
Acquisition of property, plant and equipment	-	(11,315)	(262,313)
Acquisition of land use right	-	(129,462)	(185,402)
Net cash used in investing activities	-	(140,777)	(14,857,074)
Net cash provided by (used in) discontinued operations	-	5,617,101	(2,382)

Cash flows from financing activities:
Advances from (Repayment to) a related party	193,091	(5,104,167)	15,441,832
Proceeds from short-term loan	-	1,700,686	6,080,032
Proceeds from (Repayment of ) bills payable	-	496,033	(6,080,032)
Net cash provided by (used in) financing activities	193,091	(2,907,448)	15,441,832

Effect of exchange rate changes on cash and cash equivalents	6,504	428,436	539,060

Net change in cash and cash equivalents	(3,115)	539,467	8,438

BEGINNING OF PERIOD	11,553	3,597	-

END OF PERIOD	$8,438	$543,064	$8,438

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-	$-
Cash paid for interest	$-	$102,704	$240,497

See accompanying notes to condensed consolidated financial statements.

INNOCOM TECHNOLOGY HOLDINGS, INC.
(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE PERIOD FROM JANUARY 19, 2007 (INCEPTION) THROUGH JUNE 30, 2009
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

	Common stock		Additional	Accumulated other comprehensive	Retained	Deficit accumulated during development	Total stockholders’
	No. of shares	Amount	paid-in capital	(loss) income	earnings	stage	equity (deficit)

Balance as of January 19, 2007 (Inception)	37,898,251	$37,898	$6,901,232	$180,418	$8,585,184	$-	$15,704,732
Net loss for the year	-	-	-	-	(3,634,549)	-	(3,634,549)
Foreign currency translation adjustment	-	-	-	(8,766)		-	(8,766)

Balance as of December 31, 2007	37,898,251	37,898	6,901,232	171,652	4,950,635	-	12,061,417
Net income (loss) for the year	-	-	-	-	401,190	(16,444,890)	(16,043,700)
Foreign currency translation adjustment	-	-	-	360,596	-	-	360,596

Balance as of December 31, 2008	37,898,251	37,898	6,901,232	532,248	5,351,825	(16,444,890)	(3,621,687)
Net loss for the period	-	-	-	-	-	(203,787)	(203,787)
Foreign currency translation adjustment	-	-	-	5,746	-	-	5,746

Balance as of June 30, 2009	37,898,251	$37,898	$6,901,232	$537,994	$5,351,825	$(16,648,677)	$(3,819,728)

See accompanying notes to condensed consolidated financial statements.

INNOCOM TECHNOLOGY HOLDINGS, INC.
(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008 AND FOR THE PERIOD FROM JANUARY
19, 2007 (INCEPTION) THROUGH JUNE 30, 2009
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

In the opinion of management, the consolidated balance sheet as of December 31, 2008 which has been derived from audited financial statements and these unaudited condensed consolidated financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the period ended June 30, 2009 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2009 or for any future period.

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

In February 2009, the Company has temporarily ceased its planned principal operation in the manufacturing facility in Changzhou City, Zhejiang Province, the PRC. Starting from the fourth quarter 2008, global economic conditions have deteriorated significantly across the countries and the demand for communication products and components was adversely slowed down. During such challenging economic times, the Company discontinued operation in the manufacture of mobile communication products and components in the PRC. The Company intends to continue to operate the manufacturing facility depending upon the market recovery condition and demands from the customers.

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

INNOCOM TECHNOLOGY HOLDINGS, INC.
(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008 AND FOR THE PERIOD FROM JANUARY
19, 2007 (INCEPTION) THROUGH JUNE 30, 2009
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

The continuation of the Company is dependent upon the continuing financial support from its shareholders throughout June 30, 2009. Management believes this funding will continue, and is also actively seeking new investors. Management believes the existing shareholders will provide the additional cash to meet the Company’s obligations as they become due, and will allow its planned principal business to commence and assembly the production lines of mobile handsets and components in the PRC.

NOTE－4    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

●	Use of estimates

In preparing these condensed consolidated financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheets and revenues and expenses during the periods reported. Actual results may differ from these estimates.

●	Basis of consolidation

The condensed consolidated financial statements include the financial statements of INCM and its subsidiaries.

All significant inter-company balances and transactions within the Company have been eliminated upon consolidation.

●	Development stage company

The Company has no substantive operations as of June 30, 2009 and the historical operations of the Company relating to its planned manufacturing facility in the PRC are presented for the period from January 19, 2007 (date of inception). The Company is considered as a development stage company in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 7, “Accounting and Reporting by Development Stage Enterprises”.

●	Revenue recognition

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

Intangible assets include trademarks of mobile phone handsets purchased from a third party. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (“FAS 142”), intangible assets with finite useful lives related to developed technology, customer lists, trade names and other intangibles are being amortized on a straight-line basis over the estimated useful life of the related asset.

INNOCOM TECHNOLOGY HOLDINGS, INC.
(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008 AND FOR THE PERIOD FROM JANUARY
19, 2007 (INCEPTION) THROUGH JUNE 30, 2009
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

For the three and six months ended June 30, 2009, no amortization is no longer required since their carrying values were fully provided for impairment loss during 2008.

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

For the three and six months ended June 30, 2009, no amortization is no longer required since its carrying value was fully provided for impairment loss during 2008.

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

Long-lived assets primarily include plant and equipment, land use right and intangible assets. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company periodically reviews long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives are no longer appropriate. Each impairment test is based on a comparison of the undiscounted cash flows to the recorded value of the asset. If an impairment is indicated, the asset is written down to its estimated fair value based on a discounted cash flow analysis. Determining the fair value of long-lived assets includes significant judgment by management, and different judgments could yield different results. There has been no impairment as of June 30, 2009.

INNOCOM TECHNOLOGY HOLDINGS, INC.
(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008 AND FOR THE PERIOD FROM JANUARY
19, 2007 (INCEPTION) THROUGH JUNE 30, 2009
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

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

The Company adopts Financial Accounting Standards Board (“FASB”) Interpretation No. (FIN) 48, "Accounting for Uncertainty in Income Taxes" and FSP FIN 48-1, which amended certain provisions of FIN 48. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes." FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires that the Company determine whether the benefits of the Company's tax positions are more likely than not of being sustained upon audit based on the technical merits of the tax position. The provisions of FIN 48 also provide guidance on de-recognition, classification, interest and penalties, accounting in interim periods and disclosure.

In connection with the adoption of FIN 48, the Company also adopted the policy of recognizing interest and penalties, if any, related to unrecognized tax positions as income tax expense. The Company did not have any unrecognized tax positions or benefits and there was no effect on the financial condition or results of operations for the period ended June 30, 2009. The Company’s tax returns remain open subject to examination by major tax jurisdictions.

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

INNOCOM TECHNOLOGY HOLDINGS, INC.
(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008 AND FOR THE PERIOD FROM JANUARY
19, 2007 (INCEPTION) THROUGH JUNE 30, 2009
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

Translation of amounts from HK$ into US$ has been made at the following exchange rates for the respective period:

	June 30, 2009	June 30, 2008
Period-end RMB:US$ exchange rate	6.8249	6.8520
Average monthly RMB:US$ exchange rate	6.8226	7.0504
Period-end HK$:US$ exchange rate	7.7504	7.8037
Average monthly HK$:US$ exchange rate	7.7530	7.7975

●	Related parties

Parties, which can be a corporation or individual, are considered to be related if the Company has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operating decisions. Companies are also considered to be related if they are subject to common control or common significant influence.

●	Fair value measurement

Effective January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements” (“FAS 157”), for all financial instruments and non-financial instruments accounted for at fair value on a recurring basis. Effective January 1, 2009, the Company adopted SFAS 157 for all non-financial instruments accounted for at fair value on a non-recurring basis. SFAS 157 establishes a new framework for measuring fair value and expands related disclosures. Effective April 1, 2009, the Company adopted FASB FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. Adoption of the FSP had an insignificant effect on the Company’s financial statements.

FAS 157 establishes a new framework for measuring fair value and expands related disclosures. Broadly, FAS 157 framework requires fair value to be determined based on the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. FAS 157 establishes a three-level valuation hierarchy based upon observable and non-observable inputs. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

INNOCOM TECHNOLOGY HOLDINGS, INC.
(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008 AND FOR THE PERIOD FROM JANUARY
19, 2007 (INCEPTION) THROUGH JUNE 30, 2009
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

For financial assets and liabilities, fair value is the price the Company would receive to sell an asset or pay to transfer a liability in an orderly transaction with a market participant at the measurement date. In the absence of active markets for the identical assets or liabilities, such measurements involve developing assumptions based on market observable data and, in the absence of such data, internal information that is consistent with what market participants would use in a hypothetical transaction that occurs at the measurement date.

●	Recent accounting pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” This FSP amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” and Accounting Principles Board (“APB”) Opinion No. 28, “Interim Financial Reporting.” (“FAS 107”) This FSP requires publicly-traded entities to disclose in the body or in the accompanying notes of its summarized financial information for interim reporting periods and in its financial statements for annual reporting periods, the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position, as required by FAS 107. This FSP is effective for interim and annual reporting periods ending after June 15, 2009. The Company adopted FSP FAS 107-1 and APB 28-1 for the period ended June 30, 2009.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“FAS 165”), which establishes general standards of accounting for, and requires disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The Company adopted the provisions of FAS 165 for the quarter ended June 30, 2009. The adoption of FAS 165 did not have a material effect on the consolidated financial statements.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets, an amendment to SFAS No. 140” (“FAS 166”). FAS 166 eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures in order to enhance information reported to users of financial statements by providing greater transparency about transfers of financial assets, including securitization transactions, and an entity’s continuing involvement in and exposure to the risks related to transferred financial assets. FAS 166 is effective for fiscal years beginning after November 15, 2009. The Company will adopt FAS 166 in fiscal 2010 and is evaluating the impact it will have on the consolidated results of the Company.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“FAS 167”). The amendments include: (1) the elimination of the exemption for qualifying special purpose entities, (2) a new approach for determining who should consolidate a variable-interest entity, and (3) changes to when it is necessary to reassess who should consolidate a variable-interest entity. FAS 167 is effective for the first annual reporting period beginning after November 15, 2009 and for interim periods within that first annual reporting period. The Company will adopt FAS 167 in fiscal 2010 and is evaluating the impact it will have on the consolidated results of the Company.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification ™ and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162” (“FAS 168”). FAS 168 replaces SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” and establishes the “FASB Accounting Standard Codification ™ ” (“Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles in the United States. All guidance contained in the Codification carries an equal level of authority. On the effective date of FAS 168, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. FAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company has evaluated this new statement, and has determined that it will not have a significant impact on the determination or reporting of the financial results.

INNOCOM TECHNOLOGY HOLDINGS, INC.
(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008 AND FOR THE PERIOD FROM JANUARY
19, 2007 (INCEPTION) THROUGH JUNE 30, 2009
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

NOTE－5    DISCONTINUED OPERATIONS

Starting from the fourth quarter of 2008, global economic conditions have deteriorated significantly across the countries and the demand for communication products and components was adversely slowed down. The Company has discontinued its trading business in the mobile communication products and components in Hong Kong since the customers no longer demanded for sales orders during the first and second quarters of 2009.

NOTE－6    AMOUNT DUE TO A RELATED PARTY

As of June 30, 2009, a balance of $4,345,194 due to a director and a major shareholder of the Company, Mr. William Hui, represented temporary advance to the Company which was unsecured, interest-free with no fixed repayment term.

NOTE－7    INCOME TAXES

The Company operates in various countries: United States, British Virgin Island, Hong Kong and the PRC that are subject to taxes in the jurisdictions in which they operate, as follows:

United States of America

The Company is registered in the State of Neveda and is subject to United States current tax law.

British Virgin Island

Under the current BVI law, the Company is not subject to tax on income.

Hong Kong

For the six months ended June 30, 2009 and 2008 and for the period from January 19, 2007 (Inception) through June 30, 2009, no provision for Hong Kong Profits Tax is provided for since the Company’s income neither arises in, nor is derived form Hong Kong under its applicable tax law.

The PRC

The Company’s subsidiary, CICTL is subject to the unified income rate of 25% on the taxable income. For the six months ended June 30, 2009 and 2008 and for the period from January 19, 2007 (Inception) through June 30, 2009, CICTL generated net operating losses and accordingly, no provision for income tax has been recorded.

INNOCOM TECHNOLOGY HOLDINGS, INC.
(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008 AND FOR THE PERIOD FROM JANUARY
19, 2007 (INCEPTION) THROUGH JUNE 30, 2009
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

NOTE－8    COMMITMENTS AND CONTINGENCIES

Operating lease commitment

The Company leases an office premise under a non-cancelable operating lease for a term of 2 years due June 15, 2010. Costs incurred under this operating lease are recorded as rent expense and totaled approximately $65,923, $52,515 and $293,998 for the six months ended June 30, 2009 and 2008, and the period from January 19, 2007 (Inception) through June 30, 2009.

As of June 30, 2009, the Company has the future minimum rental payments of $126,396 under a non-cancelable operating lease in the next 12 months.

ITEM 2.	MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

The following review concerns three months ended June 30, 2009 and June 30, 2008, and six months ended June 30, 2009 and June 30, 2008, which should be read in conjunction with the financial statements and notes thereto presented in the Form 10-K.

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

Overview and Future Plan of Operations

In February 2009, the Company determined to have a temporary closure in the manufacturing facility in Changzhou City, Zhejiang Province, the PRC. Starting from the fourth quarter 2008, global economic conditions have deteriorated significantly across the countries and the demand for communication products and components was adversely slowed down. During such challenging economic times, the Company has discontinued operation in the manufacture of mobile communication products and components in the PRC. However, the Company did not intend to dispose by sale and may continue to operate the manufacturing facility depending upon the market recovery condition in the next 12 months.

Results of Operations for Three Months ended June 30, 2009 and June 30, 2008 and Six Months Ended June 30, 2009 and June 30, 2008

During the three months ended June 30, 2009, we experienced a net loss of $87,999 compared to a net loss of $631,365 for three months ended June 30, 2008. During six months ended June 30, 2009, we experienced a net loss of $203,787 compared to a net loss of $646,403 for six months ended June 30, 2008. The loss is attributable to the significant deteriorated environment and the challenging economic crisis of the period.

Revenue

As a result of temporary discontinue of business and operation in the manufacture of mobile communication products and components in the PRC, no revenue is recorded during both three and six months ended June 30, 2009.

Cost of Sales

As a result of temporary discontinue of business and operation in the manufacture of mobile communication products and components in the PRC, no cost of sale is recorded during both three and six months ended June 30, 2009.

Administrative Expenses

Administrative expenses mainly included office rental charges, salaries and professional fee.

Below table sets out the components of non-cash items:

	Three Months ended June 30,		Six Months ended June 30,
	2009	2008	2009	2008
Depreciation	$789	$829	$1,577	$1,246
Amortization of intangible assets	-	148,588	-	297,259
	$789	$149,417	$1,577	$298,505

The depreciation policy adopted in for the fiscal year 2009 was consistent with that adopted in 2008.

The decrease in amortization of intangible assets is due to intangible assets being written off during the last quarter of 2008.

Other Income

Total other income for both periods presented was immaterial and consisted of the following:

	Three Months ended June 30, 2009	Three Months ended June 30, 2008	Six Months ended June 30, 2009	Six Months ended June 30, 2008
Interest income	$-	$11,077	$-	$11,077

Interest expense	$-	$102,704	$-	$102,704

Net Loss

Net loss for the six months ended June 30, 2009 was $203,787 compared to net loss of $646,403 for the six months ended June 30, 2008. Loss of both periods is attributable to the significant deteriorated environment and the challenging economic crisis of the periods.   .

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

However, starting from the fourth quarter 2008, global economic conditions have deteriorated significantly across the countries and the demand for communication products and components was adversely slowed down. During challenging economic times, the Company determined to discontinue operation in the manufacture of mobile communication products and components in February 2009.

Liquidity and Capital Resources for Six Months Ended June 30, 2009 and 2008

Cash flows from operating activities

We experienced negative cash flows used in operations in the amount of $202,710 for six months ended June 30, 2009 as compared with negative cash flow used in the operations in the amount of $2,457,845 for six months ended June 30, 2008.

Cash flows from investing activities

During six months ended June 30, 2009, there are no investment activities.

During six months ended June 30, 2008, we had positive cash flow provided by investment activities in the amount of $5,476,324. We received proceed from disposal of subsidiaries of $5,617,101. We used $11,315 to purchase property, plant and equipment and made a capital payment of $129,462 in acquisition of land use right.

Cash flows from financing activities

During six months ended June 30, 2009 we experienced positive cash flow advanced from a related party in the amount of $193,091.

During six months ended June 30, 2008, we experienced negative cash flows in financing activities in the amount of $2,907,448. We repay advance from a related party in the amount of $5,104,167. On the other hand, we obtained short-term bank loans and note payable of $1,700,686 and $496,033 respectively.

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

Employees

As of June 30, 2009, we had approximately 5 full-time employees employed in Hong Kong. From time to time we employ independent contractors to support our production, engineering, marketing, and sales departments.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2009, which were identified in connection with management's evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

INNOCOM TECHNOLOGY HOLDINGS, INC.

/s/ William Yan Sui Hui
Dated: August 19, 2009	William Yan Sui Hui, Chief Executive Officer (Principal executive officer)

/s/ Cheung Wai Hung, Eddie
Dated: August 19, 2009	Cheung Wai Hung, Eddie, Chief Financial Officer (Principal financial officer)