Form 10-Q
period 2009-09-30
INNOCOM TECHNOLOGY HOLDINGS, INC.
filed 2009-11-02
CIK 1076541

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the quarter ended September 30, 2009

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
Yes  ☐   No ☑
The number of shares outstanding of each of the Registrant’s classes of common stock, as of November 2, 2009 was 37,900,536 shares, all of one class of $0.001 par value Common Stock.

INNOCOM TECHNOLOGY HOLDINGS, INC.
FORM 10-Q
Quarter Ended September 30, 2009
TABLE OF CONTENTS

		Page

	PART I— FINANCIAL INFORMATION

Item 1	Financial Statements

	Condensed Consolidated Balance Sheets as of September 30, 2009 (unaudited) and December 31, 2008 (audited)	F-2

Condensed Consolidated Statements of Operations and Comprehensive(Loss) Income for the Three Months Ended September 30, September 2009 and 2008, for the Nine Months Ended September 30, 2009 and 2008 (unaudited) and for the period from January 19, 2007 (Inception) through September 30, 2009 (unaudited)
		F-3 – F-4

Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2009 and 2008 (unaudited) and for the period from January 19, 2007 (Inception) through September 30, 2009 (unaudited)
		F5

	Condensed Consolidated Statement of Stockholders’ Equity (Deficit) for the period from January 19, 2007 (Inception) through September 30, 2009 (unaudited)	F-6

	Notes to Condensed Consolidated Financial Statements	F-7 – F-13

Item 2	Managements Discussion and Analysis of Financial Condition and Results of Operation	4-7

Item 3	Quantitative and Qualitative Disclosures About Market Risk	7

Item 4T	Controls and Procedures	8

	PART II—OTHER INFORMATION

Item 1	Legal Proceedings	8

Item 1A	Risk Factors	8

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	8

Item 3	Defaults Upon Senior Securities	8

Item 4	Submission of Matters to a Vote of Security Holders	8

Item 5	Other Information	8

Item 6	Exhibits	8

	SIGNATURES	9

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

INNOCOM TECHNOLOGY HOLDINGS, INC.
(A Development Stage Company)

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Page

Condensed Consolidated Balance Sheets as of September 30, 2009 and December 31, 2008	F-2

Condensed Consolidated Statements of Operations And Comprehensive Income (Loss) for the three and nine months ended September 30, 2009 and 2008 and the period from January 19, 2007 through September 30, 2009
F-3 – F-4

Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2009 and 2008 and the period from January 19, 2007 through September 30, 2009	F-5

Condensed Consolidated Statement of Stockholders’ Deficit for the period from January 19, 2007 through September 30, 2009	F-6

Notes to Condensed Consolidated Financial Statements	F-7 – F-13

INNOCOM TECHNOLOGY HOLDINGS, INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2009 AND DECEMBER 31, 2008
(Currency expressed in United States Dollars (“US$”), except for number of shares)

	September 30, 2009	December 31, 2008
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$2,740	$11,553
Prepayments and other receivables	72,870	72,869

Total current assets	75,610	84,422

Non-current assets:
Intangible assets, net	-	-
Land use right, net	-	-
Property, plant and equipment, net	735,457	737,859

TOTAL ASSETS	$811,067	$822,281

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$80,688	$80,692
Amount due to a related party	4,441,554	4,152,410
Other payables and accrued liabilities	175,673	210,866

Total current liabilities	4,697,915	4,443,968

Commitments and contingencies

Stockholders’ deficit:
Common stock, $0.001 par value; 50,000,000 shares authorized; 37,898,251 shares issued and outstanding as of September 30, 2009 and December 31, 2008	37,898	37,898
Additional paid-in capital	6,901,232	6,901,232
Accumulated other comprehensive income	532,344	532,248
Retained earnings	5,086,568	5,351,825
Deficit accumulated during the development stage	(16,444,890)	(16,444,890)

Total stockholders’ deficit	(3,886,848)	(3,621,687)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$811,067	$822,281

See accompanying notes to condensed consolidated financial statements.

INNOCOM TECHNOLOGY HOLDINGS, INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
AND FOR THE PERIOD FROM JANUARY 19, 2007 (INCEPTION)
THROUGH SEPTEMBER 30, 2009
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,		Period from January 19, 2007 (inception)
	2009	2008	2009	2008	through September 30, 2009

Revenues, net	$-	$-	$-	$-	$-
Cost of revenue	-	-	-	-	-

Gross profit	-	-	-	-	-

Operating expenses:
Impairment loss on long-lived assets	-	-	-	-	14,481,991
General and administrative	91,470	295,505	265,257	1,194,887	2,198,256

Total operating expenses	91,470	295,505	265,257	1,194,887	16,680,247

LOSS FROM OPERATIONS	(91,470)	(295,505)	(265,257)	(1,194,887)	(16,680,247)

Other income (expense):
Interest expense	-	(167,699)	-	(270,403)	(240,498)
Interest income	-	9,719	-	20,796	20,727
Loss on disposal of plant & equipment	-	-	-	-	(1,669)
Foreign exchange gain	-	98,346	-	191,540	191,540

LOSS BEFORE INCOME TAXES	(91,470)	(355,139)	(265,257)	(1,252,954)	(16,710,147)

Income tax expense	-	-	-	-	-

LOSS FROM CONTINUING OPERATIONS, NET OF TAX	(91,470)	(355,139)	(265,257)	(1,252,954)	(16,710,147)

Income from discontinued operations, net of tax	-	73,078	-	324,490	401,190

NET LOSS	$(91,470)	$(282,061)	$(265,257)	$(928,464)	$(16,308,957)

See accompanying notes to condensed consolidated financial statements.

INNOCOM TECHNOLOGY HOLDINGS, INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
AND FOR THE PERIOD FROM JANUARY 19, 2007 (INCEPTION)
THROUGH SEPTEMBER 30, 2009
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,		Period from January 19, 2007 (inception)
	2009	2008	2009	2008	through September 30, 2009

Other comprehensive income:
Foreign currency translation gain	(5,380)	188,384	96	617,919	351,926

COMPREHENSIVE LOSS	$(96,850)	$(93,677)	$(265,161)	$(310,545)	$(15,957,031)

Loss from continuing operations per share - Basic and diluted	$(0.00)	$(0.01)	$(0.01)	$(0.03)	$(0.44)
Income from discontinued operations per share - Basic and diluted	$-	$0.00	$-	$0.01	$0.01
Net loss per share – Basic and diluted	$(0.00)	$(0.01)	$(0.01)	$(0.02)	$(0.43)

Weighted average shares outstanding – basic and diluted	37,898,251	37,898,251	37,898,251	37,898,251	37,898,251

See accompanying notes to condensed consolidated financial statements.

INNOCOM TECHNOLOGY HOLDINGS, INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008 AND FOR THE
PERIOD FROM JANUARY 19, 2007 (INCEPTION) THROUGH SEPTEMBER 30, 2009
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

	Nine months ended September 30,		Period from January 19, 2007
	2009	2008	(inception) through September 30, 2009
Cash flows from operating activities:
Loss from continuing operations	$(265,257)	$(1,252,954)	$(16,710,147)
Adjustments to reconcile loss from continuing operations to net cash used in operating activities:
Depreciation	2,365	2,384	5,927
Amortization of intangible assets	-	447,472	598,562
Impairment of long-lived assets	-	-	14,481,991
Write-off of obsolete inventories	-	-	87,299
Loss on disposal of plant and equipment	-	1,667	1,669
Change in operating assets and liabilities:
Inventories	-	(139,430)	(87,299)
Prepayments and other receivables	-	(211,849)	(46,233)
Deferred revenue	-	(323,879)	-
Accounts payable, trade	-	-	80,692
Accounts receivable, trade	-	81,491	-
Amount due to related party	-	99,937	-
Other payables and accrued liabilities	(35,193)	37,562	(22,024)
Net cash used in operating activities	(298,085)	(1,257,599)	(1,609,563)
Net cash provided by discontinued operations	-	324,490	401,190

Cash flows from investing activities:
Proceeds from disposal of subsidiary	-	5,617,101	-
Payment to the investment in an unconsolidated entity	-	-	(8,448,584)
Acquisition of property, plant and equipment	-	(240,722)	(262,313)
Acquisition of land use right	-	(261,840)	(185,402)
Acquisition of intangible assets	-	-	(5,960,775)
Net cash used in investing activities	-	5,114,539	(14,857,074)
Net cash provided by (used in) discontinued operations	-	-	(2,382)

Cash flows from financing activities:
Advances from (repayment to) a related party	289,144	(4,797,925)	15,537,885
Net increase in bank overdraft	-	33,503	-
Proceeds from short-term borrowings	-	512,065	6,080,032
Proceeds from (repayment of ) bills payable	-	-	(6,080,032)
Net cash provided by (used in) financing activities	289,144	(4,252,357)	15,537,885

Effect of exchange rate changes on cash and cash equivalents	128	594,476	532,684

Net change in cash and cash equivalents	(8,813)	523,549	2,740

BEGINNING OF PERIOD	11,553	3,597	-

END OF PERIOD	$2,740	$527,146	$2,740

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-	$-
Cash paid for interest	$-	$-	$-
See accompanying notes to condensed consolidated financial statements.

INNOCOM TECHNOLOGY HOLDINGS, INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE PERIOD FROM JANUARY 19, 2007 (INCEPTION) THROUGH SEPTEMBER 30, 2009
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

	Common stock			Accumulated		Deficit accumulated
	No. of shares	Amount	Additional paid-in capital	other comprehensive (loss) income	Retained earnings	during development stage	Total stockholders’ equity (deficit)

Balance as of January 19, 2007	37,898,251	$37,898	$6,901,232	$180,418	$8,585,184	$-	$15,704,732
Net loss for the year	-	-	-	-	(3,634,549)	-	(3,634,549)
Foreign currency translation adjustment	-	-	-	(8,766)	-	-	(8,766)

Balance as of December 31, 2007	37,898,251	37,898	6,901,232	171,652	4,950,635	-	12,061,417
Net income (loss) for the year	-	-	-	-	401,190	(16,444,890)	(16,043,700)
Foreign currency translation adjustment	-	-	-	360,596	-	-	360,596

Balance as of December 31, 2008	37,898,251	37,898	6,901,232	532,248	5,351,825	(16,444,890)	(3,621,687)
Net loss for the period	-	-	-	-	(265,257)	-	(265,257)
Foreign currency translation adjustment	-	-	-	96	-	-	96

Balance as of September 30, 2009	37,898,251	$37,898	$6,901,232	$532,344	$5,086,568	$(16,444,890)	$(3,886,848)

See accompanying notes to condensed consolidated financial statements.

INNOCOM TECHNOLOGY HOLDINGS, INC.
(A Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008 AND FOR THE PERIOD FROM
JANUARY 19, 2007 (INCEPTION) THROUGH SEPTEMBER 30, 2009
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

In the opinion of management, the consolidated balance sheet as of December 31, 2008 which has been derived from audited financial statements and these unaudited condensed consolidated financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the period ended September 30, 2009 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2009 or for any future period.

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

INNOCOM TECHNOLOGY HOLDINGS, INC.
(A Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008 AND FOR THE PERIOD FROM
JANUARY 19, 2007 (INCEPTION) THROUGH SEPTEMBER 30, 2009
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

The continuation of the Company is dependent upon the continuing financial support from its shareholders throughout September 30, 2010. Management believes this funding will continue, and is also actively seeking new investors. Management believes the existing shareholders will provide the additional cash to meet the Company’s obligations as they become due, and will allow its planned principal business to commence and assembly the production lines of mobile handsets and components in the PRC.

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

The Company has no substantive operations as of September 30, 2009 and the historical operations of the Company relating to its planned manufacturing facility in the PRC are presented for the period from January 19, 2007 (date of inception). The Company is considered as a development stage company in accordance with the provisions of Accounting Standards Codification ("ASC") Topic 915 “Development Stage Entities”.

●	Revenue recognition

The Company will recognize its revenue in accordance with the ASC Topic 605, "Revenue Recognition in Financial Statements". Revenue will be recognized upon shipment, provided that evidence of an arrangement exists, title and risk of loss have passed to the customer, fees are fixed or determinable and collection of the related receivable is reasonably assured. Revenue will be recorded net of taxes and estimated product returns, which is based upon the Company's return policy, sales agreements, management estimates of potential future product returns related to current period revenue, current economic trends, changes in customer composition and historical experience. To date, the Company has had no revenues and is in the development stage.

●	Cash and cash equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments.

●	Intangible assets

Intangible assets include trademarks of mobile phone handsets purchased from a third party. In accordance with ASC Subtopic 350-50 “General Intangibles Other Than Goodwill”, intangible assets with finite useful lives related to developed technology, customer lists, trade names and other intangibles are being amortized on a straight-line basis over the estimated useful life of the related asset.

INNOCOM TECHNOLOGY HOLDINGS, INC.
(A Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008 AND FOR THE PERIOD FROM
JANUARY 19, 2007 (INCEPTION) THROUGH SEPTEMBER 30, 2009
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

For the three and nine months ended September 30, 2009, amortization is no longer required since their carrying values were fully provided for impairment loss in 2008.

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

For the three and nine months ended September 30, 2009, amortization is no longer required since its carrying value was fully provided for impairment loss during 2008.

●	Plant and equipment, net

Plant and equipment are stated at cost less accumulated depreciation and accumulated impairment losses, if any. Depreciation is calculated on the straight-line basis (after taking into account their respective estimated residual values) over the following expected useful lives from the date on which they become fully operational:

	Depreciable life	Residual value
Plant and machinery	5-10 years	5%
Furniture, fixtures and office equipment	5 years	5%
Leasehold improvement	2 years	0%

Expenditure for repairs and maintenance is expensed as incurred. When assets have retired or sold, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in the results of operations.

●	Valuation of long-lived assets

Long-lived assets primarily include plant and equipment, land use right and intangible assets. In accordance with ASC Subtopic 360-10- “Impairment or Disposal of Long-Lived Assets”, the Company periodically reviews long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives are no longer appropriate. Each impairment test is based on a comparison of the undiscounted cash flows to the recorded value of the asset. If an impairment is indicated, the asset is written down to its estimated fair value based on a discounted cash flow analysis. Determining the fair value of long-lived assets includes significant judgment by management, and different judgments could yield different results. There has been no impairment as of September 30, 2009.

●	Comprehensive (loss) income

ASC Topic 220 “Comprehensive Income” establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income as defined includes all changes in equity during a period from non-owner sources. Accumulated comprehensive income, as presented in the accompanying consolidated statements of stockholders’ equity consists of changes in unrealized gains and losses on foreign currency translation. This comprehensive income is not included in the computation of income tax expense or benefit.

INNOCOM TECHNOLOGY HOLDINGS, INC.
(A Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008 AND FOR THE PERIOD FROM
JANUARY 19, 2007 (INCEPTION) THROUGH SEPTEMBER 30, 2009
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

●	Income taxes

The Company adopts the ASC Topic 740 “Income Taxes”, regarding accounting for uncertainty in income taxes prescribes the recognition threshold and measurement attributes for financial statement recognition and measurement of tax positions taken or expected to be taken on a tax return. In addition, the guidance requires the determination of whether the benefits of tax positions will be more likely than not sustained upon audit based upon the technical merits of the tax position. For tax positions that are determined to be more likely than not sustained upon audit, a company recognizes the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement in the financial statements. For tax positions that are not determined to be more likely than not sustained upon audit, a company does not recognize any portion of the benefit in the financial statements. The guidance provides for de-recognition, classification, penalties and interest, accounting in interim periods and disclosure.

The Company did not have any unrecognized tax positions or benefits and there was no effect on the financial condition or results of operations for the period ended September 30, 2009. The Company and its subsidiaries are subject to local and various foreign tax jurisdictions. The Company’s tax returns remain open subject to examination by major tax jurisdictions.

●	Net (loss) income per share

The Company calculates net (loss) income per share in accordance with ASC Topic 260, “Earnings per Share”. Basic (loss) income per share is computed by dividing the net (loss) income by the weighted-average number of common shares outstanding during the period. Diluted (loss) income per share is computed similar to basic (loss) income per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common stock equivalents had been issued and if the additional common shares were dilutive.

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

In general, assets and liabilities are translated into US$, in accordance with ASC Subtopic 830-30 “Translation of Financial Statement”, using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the period. The gains and losses resulting from translation of financial statements of foreign subsidiaries are recorded as a separate component of accumulated other comprehensive income within the statement of stockholders’ equity.

Translation of amounts from HK$ into US$ has been made at the following exchange rates for the respective period:

INNOCOM TECHNOLOGY HOLDINGS, INC.
(A Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008 AND FOR THE PERIOD FROM
JANUARY 19, 2007 (INCEPTION) THROUGH SEPTEMBER 30, 2009
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

	September 30, 2009	September 30, 2008
Period-end RMB:US$ exchange rate	6.838	6.855
Average monthly RMB:US$ exchange rate	6.843	6.999
Period-end HK$:US$ exchange rate	7.750	7.770
Average monthly HK$:US$ exchange rate	7.752	7.798

●	Related parties

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

ASC Topic 820 “Fair Value Measurements and Disclosures” ("ASC 820") establishes a new framework for measuring fair value and expands related disclosures. Broadly, ASC 820 framework requires fair value to be determined based on the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. ASC 820 establishes a three-level valuation hierarchy based upon observable and non-observable inputs. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

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

In April 2009, the FASB issued an update to ASC Topic 820 “Fair Value Measurements and Disclosures” to provide additional guidance on estimating fair value when the volume and level of transaction activity for an asset or liability have significantly decreased in relation to normal market activity for the asset or liability. Additionally, additional disclosures are required regarding fair value in interim and annual reports. These provisions are effective for interim and annual periods ending after June 15, 2009. The Company adopted this guidance and it did not materially affect the Company’s financial position and results of operations.

In May 2009, the FASB issued ASC Topic 855 “Subsequent Events” which established general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Furthermore, this requires disclosure of the date through which subsequent events were evaluated. These requirements are effective for interim and annual periods after June 15, 2009. The Company adopted these requirements for the quarter ended September 30, 2009, and have evaluated subsequent events through November 2, 2009.

INNOCOM TECHNOLOGY HOLDINGS, INC.
(A Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008 AND FOR THE PERIOD FROM
JANUARY 19, 2007 (INCEPTION) THROUGH SEPTEMBER 30, 2009
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

In June 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-1, “Topic 105 — Generally Accepted Accounting Principles” which amended ASC 105, “Generally Accepted Accounting Principles” to establish the Codification as the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date, the Codification superseded all then-existing non-SEC accounting and reporting standards. All previous references to the superseded standards in our consolidated financial statements have been replaced by references to the applicable sections of the Codification. The adoption of these sections did not have a material impact on the Company’s condensed consolidated financial statements.

In August 2009, the FASB issued an update of ASC Topic 820 “Measuring Liabilities at Fair Value ”. The new guidance provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using prescribed techniques. The Company adopted the new guidance in the third quarter of 2009 and it did not materially affect the Company’s financial position and results of operations.

In October 2009, the FASB issued ASU No. 2009-13, “Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements (a consensus of the FASB Emerging Issues Task Force)” which amends ASC 605-25, “Revenue Recognition: Multiple-Element Arrangements.” ASU No. 2009-13 addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting and how to allocate consideration to each unit of accounting in the arrangement. This ASU replaces all references to fair value as the measurement criteria with the term selling price and establishes a hierarchy for determining the selling price of a deliverable. ASU No. 2009-13 also eliminates the use of the residual value method for determining the allocation of arrangement consideration. Additionally, ASU No. 2009-13 requires expanded disclosures. This ASU will become effective for us for revenue arrangements entered into or materially modified on or after April 1, 2011. Earlier application is permitted with required transition disclosures based on the period of adoption. The Company is currently evaluating the application date and the impact of this standard on its condensed consolidated financial statements.

NOTE－5         DISCONTINUED OPERATIONS

Starting from the fourth quarter of 2008, global economic conditions have deteriorated significantly across the countries and the demand for communication products and components was adversely slowed down. The Company has discontinued its trading business in the mobile communication products and components in Hong Kong since the customers no longer demanded for sales orders during the first, second and third quarters of 2009.

NOTE－6         AMOUNT DUE TO A RELATED PARTY

As of September 30, 2009, a balance of $4,441,554 due to a director and a major shareholder of the Company, Mr. William Hui, represented temporary advance to the Company which was unsecured, interest-free with no fixed repayment term.

INNOCOM TECHNOLOGY HOLDINGS, INC.
(A Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008 AND FOR THE PERIOD FROM
JANUARY 19, 2007 (INCEPTION) THROUGH SEPTEMBER 30, 2009
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

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

Hong Kong

For the nine months ended September 30, 2009 and 2008 and for the period from January 19, 2007 (Inception) through September 30, 2009, no provision for Hong Kong Profits Tax is provided for since the Company’s income neither arises in, nor is derived form Hong Kong under its applicable tax law.

The PRC

The Company’s subsidiary, CICTL is subject to the unified income rate of 25% on the taxable income. For the nine months ended September 30, 2009 and 2008 and for the period from January 19, 2007 (Inception) through September 30, 2009, CICTL generated net operating losses and accordingly, no provision for income tax has been recorded.

NOTE－8         COMMITMENTS AND CONTINGENCIES

Operating lease commitment

The Company leases an office premise under a non-cancelable operating lease for a term of 2 years due June 15, 2010. Costs incurred under this operating lease are recorded as rent expense and totaled approximately $98,893, $76,368 and $326,968 for the nine months ended September 30, 2009 and 2008, and the period from January 19, 2007 (Inception) through September 30, 2009.

As of September 30, 2009, the Company has the future minimum rental payments of $99,174 under a non-cancelable operating lease in the next 12 months.

NOTE－9         SUBSEQUENT EVENTS

The Company evaluated subsequent events through November 2, 2009, the date the financial statements were issued, and there were no subsequent events which impacted the Company’s financial position or results of operations as of September 30, 2009 or which required disclosure.

ITEM 2.	MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

The following review concerns three months ended September 30, 2009 and September 30, 2008, and nine months ended September 30, 2009 and September 30, 2008, which should be read in conjunction with the financial statements and notes thereto presented in the Form 10-K.

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

Results of Operations for Three Months ended September 30, 2009 and September 30, 2008 and Nine Months Ended September 30, 2009 and September 30, 2008

During the three months ended September 30, 2009, we experienced a net loss of $91,470 compared to a net loss of $282,061 for three months ended September 30, 2008. During nine months ended September 30, 2009, we experienced a net loss of $265,257 compared to a net loss of $928,464 for nine months ended September 30, 2008. The loss is attributable to the significant deteriorated environment and the challenging economic crisis of the period.

Revenue

As a result of temporary discontinue of business and operation in the manufacture of mobile communication products and components in the PRC, no revenue is recorded during both three and nine months ended September 30, 2009.

Cost of Sales

As a result of temporary discontinue of business and operation in the manufacture of mobile communication products and components in the PRC, no cost of sale is recorded during both three and nine months ended September 30, 2009.

Administrative Expenses

Administrative expenses mainly included office rental charges, salaries and professional fee.

Below table sets out the components of non-cash items:

	Three Months ended September 30,		Nine Months ended September 30,
	2009	2008	2009	2008
Depreciation	$788	$1,138	$2,365	$2,384
Amortization of intangible assets	-	150,213	-	447,472
	$788	$151,351	$2,365	$449,856

The depreciation policy adopted in for the fiscal year 2009 was consistent with that adopted in 2008.

The decrease in amortization of intangible assets is due to intangible assets being written off during the last quarter of 2008.

Other Income

Total other income for both periods presented was immaterial and consisted of the following:

	Three Months ended September 30, 2009	Three Months ended September 30, 2008	Nine Months ended September 30, 2009	Nine Months ended September 30, 2008
Interest income	$-	$9,719	$-	$20,796

Interest expense	$-	$167,699	$-	$270,403

Net Loss

Net loss for the nine months ended September 30, 2009 was $265,527 compared to net loss of $928,464 for the nine months ended September 30, 2008. Loss of both periods is attributable to the significant deteriorated environment and the challenging economic crisis of the periods.   .

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

Liquidity and Capital Resources for Nine Months Ended September 30, 2009 and 2008

Cash flows from operating activities

We experienced negative cash flows used in operations in the amount of $298,085 for nine months ended September 30, 2009 as compared with negative cash flow used in the operations in the amount of $933,109 for nine months ended September 30, 2008.

Cash flows from investing activities

During nine months ended September 30, 2009, there are no investment activities.

During nine months ended September 30, 2008, we had positive cash flow provided by investment activities in the amount of $5,114,539. We received proceed from disposal of subsidiaries of $5,617,101. We used $240,722 to purchase property, plant and equipment and made a capital payment of $261,840 in acquisition of land use right.

Cash flows from financing activities

During nine months ended September 30, 2009 we experienced positive cash flow advanced from a related party in the amount of $289,144.

During nine months ended September 30, 2008, we experienced negative cash flows in financing activities in the amount of $4,252,357. We repay advance from a related party in the amount of $4,797,925. On the other hand, we obtained short-term bank loans and note payable of $512,065 and $33,503 respectively.

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

Employees

As of September 30, 2009, we had approximately 5 full-time employees employed in Hong Kong. From time to time we employ independent contractors to support our production, engineering, marketing, and sales departments.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2009, which were identified in connection with management's evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

INNOCOM TECHNOLOGY HOLDINGS, INC.

/s/
Dated: November 2, 2009	William Yan Sui Hui, Chief Executive Officer (Principal executive officer)

/s/
Dated: November 2, 2009	Cheung Wai Hung, Eddie, Chief Financial Officer (Principal financial officer)