Form 10-K
period 2009-12-31
INNOCOM TECHNOLOGY HOLDINGS, INC.
filed 2010-04-15
CIK 1076541

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 0- 50164

INNOCOM TECHNOLOGY HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Nevada	87-0618756
(State or other jurisdiction of Incorporation or organization)	(IRS Employer Identification No.)

Suite 901, Sun Hung Kai Centre,
30 Harbour Road, Wanchai, Hong Kong, PRC
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

As of December 31, 2009, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $419,493.18 based on the closing sale price as reported on the Over-the-Counter Bulletin Board. As of April 14, 2010, there were 37,900,536 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

Innocom Technology Holdings, Inc.

FORM 10-K

For the Year Ended December 31, 2009

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

We generate our revenue from sale and trading of complete mobile handsets and component parts.

Facilities

Other than PRC land use right held by Changzhou Innocom Communication Technology, we do not own any land and building in Hong Kong. We currently rent a 260 square meters office with a lease period of two years in Hong Kong as our headquarter office.

Employees

As of December 31, 2009, we employed approximately 3 full-time employees. The Company does not have any collective bargaining agreements with its employees and we consider our employee relations to be good.

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
Suite 901, Sun Hung Kai Centre
30 Harbour Road
Wanchai, Hong Kong, PRC

The public may also read and copy any materials filed with the SEC at the SEC's Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549, or through the SEC website at www.sec.gov. The Public Reference Room may be contact at (800) SEC-0330. You may also access our other reports via that link to the SEC website.

Item 1A. Risk Factors

N/A

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our principal executive offices are located at Suite 901, Sun Hung Kai Centre, 30 Harbour Road, Wanchai, Hong Kong, PRC. In January 2010, we began renting office facilities consisting of approximately 120 square meters in Hong Kong, our current headquarters, for a period of 2 (2) years on a month-to-month basis at $5,600 per month.  During the twelve months ended December 31, 2009, total payments for all property rent was $131,861 (Twelve months ended December 31, 2008: $109,292).

We periodically evaluate our facilities requirements. Some of our facilities are sublet in whole or in part.

Item 3. Legal Proceedings

We are not involved in any material pending legal proceedings at this time, and management is not aware of any contemplated proceeding by any governmental authority.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders.

PART II.

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the Over-the-Counter Bulletin Board under the symbol “INCM.OB”.  As of April 14, 2010, there were: (i) 248 shareholders of record, without giving effect to determining the number of shareholders who hold shares in "street name" or other nominee status; (ii) no outstanding options to purchase shares of our common stock; (iii) outstanding 37,900,536 shares of our common stock, of which 6,316,759 shares are either freely tradable or eligible for sale under Rule 144 or Rule 144K, and (v) no shares subject to registration rights.

The following table sets forth, for the fiscal quarters indicated, the high and low closing prices as reported by the Over-the-Counter Bulletin Board. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

Sales Price

	High	Low
Fiscal 2009
First Quarter	$0.04	$0.03
Second Quarter	$0.09	$0.03
Third Quarter	$0.08	$0.03
Fourth Quarter	$0.04	$0.03

Fiscal 2008
First Quarter	$0.35	$0.17
Second Quarter	$0.30	$0.15
Third Quarter	$0.22	$0.09
Fourth Quarter	$0.20	$0.03

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

Recent Sales of Unregistered Securities

During the year ended December 31, 2009, we did not issue any securities that were not registered under the Securities Act of 1933, as amended (the “Securities Act”).

Item 6. Selected Financial Data

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

	Years ended December 31,
	2007	2008	2009
Revenue	$2,241,726	$401,190	$-
Cost of sales	-	-	-
Gross profit	2,241,726	401,190	-
Depreciation and amortization	(6,000,306)	(602,124)	(3,154)
Impairment loss on long-lived assets	-	(14,481,991)	-
Selling and distribution expenses	-	-	-
General and administrative expenses	(468,665)	(1,139,336)	(350,960)
Other income	592,696	19,058	-
Interest expense	-	(240,497)	(1)
Income (loss) before income tax	(3,634,549)	(16,043,700)	(354,115)
Income tax expense	-	-	-
Net income (loss) attributable to the Shareholders of the Company	$(3,634,549)	$(16,043,700)	$(354,115)
Earnings (loss) per Share — basic (US$)	$(0.10)	$(0.42)	$(0.01)
Earnings (loss) per Share — diluted (US$)	$(0.10)	$(0.42)	$(0.01)

	As of December 31,
	2007	2008	2009
Cash and cash equivalents	$3,597	$11,553	$7,548
Total current assets	30,233	84,422	80,398
Total assets	14,098,908	822,281	815,136
Short-term borrowings	-	-	-
Total current liabilities	2,037,491	4,443,968	4,791,956
Total stockholders’ equity (deficit)	12,061,417	(3,621,687)	(3,976,820)

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Results of Operations for the Years Ended December 31, 2009 and December 31, 2008

During the year ended December 31, 2009, we experienced a net loss of $354,115 which is attributable to the significant deteriorated environment and the challenging economic crisis during the year.

During the year ended December 31, 2008, we experienced a net loss of $16,043,700 which is attributable to impairment loss of long-lived assets resulting from temporary closure of production facilities during the first quarter of 2009.

Revenue

As a result of temporary discontinue of business and operation in the manufacture of mobile communication products and components in the PRC, no revenue is recorded during the year ended December 31, 2009.

During year ended December 31, 2008, we derived $401,190 revenue from our Trading of Mobile Phone and Related Component operations, representing a decrease in revenue of $1,840,536 or 82% decrease from comparable year ended December 31, 2007. The decrease is attributable to the slow down of economy.

Cost of Sales

As our trading cost is netted with billed value as revenue, the Company does not have any cost of sales.

Administrative Expenses

Below table sets out the analysis of administrative expenses:

	Year ended December 31, 2009	Year ended December 31, 2008
Total general and administrative expenses	$354,114	$1,741,460
Less: non-cash items	(3,154)	(689,423)
	$350,960	$1,052,037

The decrease in administrative expenses was primarily attributable to temporary discontinue of business and operation in the manufacture of mobile communication products and components in the PRC.

Non-cash items

Below table set out the components of non-cash items:

	Year ended December 31, 2009	Year ended December 31, 2008
Amortization of intangible assets	$-	$598,562
Depreciation	3,154	3,562
Write-off of obsolete inventories	-	87,299
	$3,154	$689,423

The decrease in amortization of intangible assets is due to intangible assets being written off during the last quarter of 2008.

The depreciation policy adopted in 2009 was consistent with that adopted in 2008.

Other Income (Expenses)

Total other income (expenses) for both periods presented was immaterial and consisted of the following:

	Year ended December 31, 2009	Year ended December 31, 2008

Interest income	$-	$20,727

Interest expense	$1	$240,497
Loss on disposal of plant and equipment	-	1,669
	$1	$242,166

Net Loss

Net loss for 2009 of $354,115 is attributable to the significant deteriorated environment and the challenging economic crisis during the year.

Net loss for 2008 of $16,043,700 is attributable to impairment loss of long-lived assets resulting from temporary closure of production facilities during the first quarter of 2009.

Trends, Events, and Uncertainties

N/A

Liquidity and Capital Resources for the Twelve Month Period Ended December 31, 2009 and 2008

Cash flows from operating activities

We experienced negative cash flows used in operations in the amount of $298,918 for the year ended December 31, 2009.

We experienced negative cash flows used in operations in the amount of $910,288 for the year ended December 31, 2008.

Cash flows from investing activities

During 2009, there are no investing activities.

During 2008, we purchase $258,982 plant and equipment and $185,402 land use right financed by amount due from a related party

Cash flows from financing activities

During 2009, we obtain $295,941 advance from a related party.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Foreign Exchange Risk

While our reporting currency is the U.S. Dollar, all of our consolidated revenues and consolidated costs and expenses are denominated in Renminbi (“RMB”). All of our assets are denominated in RMB except for cash. As a result, we are exposed to foreign exchange risk as our revenues and results of operations may be affected by fluctuations in the exchange rate between U.S. Dollars and RMB. If the RMB depreciates against the U.S. Dollar, the value of our RMB revenues, earnings and assets as expressed in our U.S. Dollar financial statements will decline. We have not entered into any hedging transactions in an effort to reduce our exposure to foreign exchange risk.

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

Item 8. Financial Statements and Supplementary Data

INNOCOM TECHNOLOGY HOLDINGS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
Innocom Technology Holdings, Inc.

We have audited the accompanying consolidated balance sheets of Innocom Technology Holdings, Inc. and its subsidiaries (“the Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations and comprehensive loss, cash flows and stockholders’ deficit for the years ended December 31, 2009 and 2008. The financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2009 and 2008, and the results of operations and cash flows for the years ended December 31, 2009 and 2008 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has incurred substantial losses and capital deficits, all of which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ ZYCPA Company Limited

ZYCPA Company Limited
Certified Public Accountants

Hong Kong, China
April 15, 2010

9 FLOOR, CHINACHEM HOLLYWOOD CENTRE, 1-13 HOLLYWOOD ROAD, CENTRAL, HONG KONG
Phone: (852) 2573 2296 Fax: (852) 2384 2022	http://www.zycpa.us

INNOCOM TECHNOLOGY HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2009 AND 2008
(Currency expressed in United States Dollars (“US$”), except for number of shares)

	As of December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$7,548	$11,553
Prepayments and other receivables	72,850	72,869

Total current assets	80,398	84,422

Non-current assets:
Plant and equipment, net	734,738	737,859

TOTAL ASSETS	$815,136	$822,281

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$80,696	$80,692
Amount due to a related party	4,448,351	4,152,410
Other payables and accrued liabilities	262,909	210,866

Total current liabilities	4,791,956	4,443,968

Commitments and contingencies

Stockholders’ deficit:
Common stock, $0.001 par value; 50,000,000 shares authorized; 37,898,251 shares issued and outstanding as of December 31, 2009 and 2008	37,898	37,898
Additional paid-in capital	6,901,232	6,901,232
Accumulated other comprehensive income	531,230	532,248
Accumulated deficit	(11,447,180)	(11,093,065)

Total stockholders’ deficit	(3,976,820)	(3,621,687)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$815,136	$822,281

See accompanying notes to consolidated financial statements.

INNOCOM TECHNOLOGY HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008
 (Currency expressed in United States Dollars (“US$”), except for number of shares)

	Years ended December 31,
	2009	2008

Revenues, net	$-	$401,190
Cost of revenue	-	-

Gross profit	-	401,190

Operating expenses:
Impairment loss on long-lived assets	-	14,481,991
General and administrative	354,114	1,741,460

Total operating expenses	354,114	16,223,451

LOSS FROM OPERATIONS	(354,114)	(15,822,261)

Other income (expense):
Interest expense	(1)	(240,497)
Interest income	-	20,727
Loss on disposal of plant and equipment	-	(1,669)

LOSS BEFORE INCOME TAXES	(354,115)	(16,043,700)

Income tax expense	-	-

NET LOSS	$(354,115)	$(16,043,700)

Other comprehensive (loss) income:
Foreign currency translation (loss) gain	(1,018)	360,596

COMPREHENSIVE LOSS	$(355,133)	$(15,683,104)

Net loss per share – Basic and diluted	$(0.01)	$(0.42)

Weighted average shares outstanding – Basic and diluted	37,898,251	37,898,251

See accompanying notes to consolidated financial statements.

INNOCOM TECHNOLOGY HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008
(Currency expressed in United States Dollars (“US$”))

	Years ended December 31,
	2009	2008
Cash flows from operating activities:
Net loss	$(354,115)	$(16,043,700)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	3,154	3,562
Amortization of intangible assets	-	598,562
Impairment of long-lived assets	-	14,481,991
Write-off of obsolete inventories	-	87,299
Loss on disposal of plant and equipment	-	1,669
Change in operating assets and liabilities:
Inventories	-	(87,299)
Prepayments and other receivables	-	(46,233)
Accounts payable, trade	-	80,692
Other payables and accrued liabilities	52,043	13,169
Net cash used in operating activities	(298,918)	(910,288)

Cash flows from investing activities:
Payment on proceeds from disposal of subsidiaries	-	(2,382)
Payment on plant and equipment	-	(258,982)
Payment on land use rights	-	(185,402)
Net cash used in investing activities	-	(446,766)

Cash flows from financing activities:
Advances from a related party	295,941	836,052
Proceeds from short-term borrowings	-	6,080,032
Repayment of short-term borrowings	-	(6,080,032)
Net cash provided by financing activities	295,941	836,052

Effect of exchange rate changes on cash and cash equivalents	(1,028)	528,958

Net change in cash and cash equivalents	(4,005)	7,956

CASH AND CASH EQUIVALENT, BEGINNING OF YEAR	11,553	3,957

CASH AND CASH EQUIVALENT, END OF YEAR	$7,548	$11,553

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest	$1	$240,497

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Settlement of amount due to related party with proceeds from disposal of subsidiaries	$-	$5,617,101

See accompanying notes to consolidated financial statements

INNOCOM TECHNOLOGY HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008
(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Common stock		Additional	Accumulated other comprehensive	Retained earnings (accumulated	Total stockholders’
	No. of shares	Amount	paid-in capital	(loss) income	deficit)	equity (deficit)

Balance as of January 1, 2008	37,898,251	$37,898	$6,901,232	$171,652	$4,950,635	$12,061,417

Net loss for the year	-	-	-	-	(16,043,700)	(16,043,700)
Foreign currency translation adjustment	-	-	-	360,596	-	360,596

Balance as of December 31, 2008	37,898,251	37,898	6,901,232	532,248	(11,093,065)	(3,621,687)

Net loss for the year	-	-	-	-	(354,115)	(354,115)
Foreign currency translation adjustment	-	-	-	(1,018)	-	(1,018)

Balance as of December 31, 2009	37,898,251	$37,898	$6,901,232	$531,230	$(11,447,180)	$(3,976,820)

See accompanying notes to consolidated financial statements.

INNOCOM TECHNOLOGY HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008
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

As of December 31, 2009, details of the Company’s subsidiaries are described below:

Name of company	Place and date of incorporation	Issued and fully paid capital	Principal activities

Innocom Technology Holdings Limited (“ITHL”)	British Virgin Islands July 12, 2005	1 issued share of US$1 each	Investment holding

Sky Talent Development Limited (“STDL”)	British Virgin Islands September 8, 2005	1 issued share of US$1 each	Investment holding

Innocom Mobile Technology Limited (“IMTL”)	Hong Kong June 21, 2006	2,000,000 issued share of HK$1 each	Inactive

Pender Holdings Ltd. (“Pender”)	British Virgin Islands August 15, 2003	1 issued share of US$1 each	Trading of mobile phone handsets and components

Favor Will International Ltd. (“FWIL”)	British Virgin Islands July 11, 2007	1 issued share of US$1 each	Investment holding

Changzhou Innocom Communication Technology Limited (“CICTL”)	The PRC January 19, 2007	RMB50,000,000	Manufacture of mobile phone handsets and components

INCM and its subsidiaries are hereinafter referred to as (the “Company”).

2.	GOING CONCERN UNCERTAINTIES

The accompanying consolidated financial statements have been prepared using the going concern basis of accounting, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

From its inception, the Company has suffered from continuous losses with an accumulated deficit of $11,447,180 as of December 31, 2009 and experienced negative cash flows form operations. The continuation of the Company as a going concern through December 31, 2010 is dependent upon the continued financial support from its stockholders. Management believes the existing shareholders will provide the additional cash to meet the Company’s obligations as they become due, and will allow its planned principal business to commence and assembly the production lines of mobile handsets and components in the PRC. Also, the Company is currently pursuing the additional financing for its operations. However, there is no assurance that the Company will be successful in securing sufficient funds to sustain the operations.

INNOCOM TECHNOLOGY HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008
(Currency expressed in United States Dollars (“US$”))

These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets and liabilities that may result in the Company not being able to continue as a going concern.

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

The Company will recognize its revenue in accordance with the ASC Topic 605, "Revenue Recognition". Revenue will be recognized upon shipment, provided that evidence of an arrangement exists, title and risk of loss have passed to the customer, fees are fixed or determinable and collection of the related receivable is reasonably assured. Revenue will be recorded net of taxes and estimated product returns, which is based upon the Company's return policy, sales agreements, management estimates of potential future product returns related to current period revenue, current economic trends, changes in customer composition and historical experience.

During fiscal year 2008, the Company generated revenue from the trading activities of mobile phone handsets & related components as an agent. The Company recognizes its revenue on a net basis in compliance with EITF 99-19, “Reporting Revenues Gross as a Principal versus Net as an Agent” (“EITF 99-19”), because the Company:

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

Intangible assets include trademarks of mobile phone handsets purchased from a third party. In accordance with ASC Topic 350-50, “General Intangibles Other Than Goodwill”, intangible assets with finite useful lives related to developed technology, customer lists, trade names and other intangibles are being amortized on a straight-line basis over the estimated useful life of the related asset.

INNOCOM TECHNOLOGY HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008
(Currency expressed in United States Dollars (“US$”))

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

For the year ended December 31, 2009, amortization is no longer required since their carrying values were fully provided for impairment loss in fiscal year 2008.

●	Land use right

All lands in the PRC are owned by the PRC government. The government in the PRC, according to the relevant PRC law, may sell the right to use the land for a specified period of time. Thus, all of the Company’s land purchases in the PRC are considered to be leasehold land and are stated at cost less accumulated amortization and any recognized impairment loss. Amortization is provided over the term of the land use right agreements on a straight-line basis, which is 45 years and they will expire in 2054.

For the year ended December 31, 2009, amortization is no longer required since its carrying value was fully provided for impairment loss during fiscal year 2008.

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

Long-lived assets primarily include plant and equipment, land use right and intangible assets. In accordance with ASC Topic 360-10-5, “Impairment or Disposal of Long-Lived Assets”, the Company periodically reviews long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives are no longer appropriate. Each impairment test is based on a comparison of the undiscounted cash flows to the recorded value of the asset. If an impairment is indicated, the asset is written down to its estimated fair value based on a discounted cash flow analysis. Determining the fair value of long-lived assets includes significant judgment by management, and different judgments could yield different results. There has been no impairment as of December 31, 2009.

●	Comprehensive (loss) income

ASC Topic 220, “Comprehensive Income” establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income as defined includes all changes in equity during a period from non-owner sources. Accumulated comprehensive income, as presented in the accompanying consolidated statements of stockholders’ equity consists of changes in unrealized gains and losses on foreign currency translation. This comprehensive income is not included in the computation of income tax expense or benefit.

INNOCOM TECHNOLOGY HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008
(Currency expressed in United States Dollars (“US$”))

●	Income taxes

The Company adopts the ASC Topic 740, “Income Taxes”, regarding accounting for uncertainty in income taxes which prescribes the recognition threshold and measurement attributes for financial statement recognition and measurement of tax positions taken or expected to be taken on a tax return. In addition, the guidance requires the determination of whether the benefits of tax positions will be more likely than not sustained upon audit based upon the technical merits of the tax position. For tax positions that are determined to be more likely than not sustained upon audit, a company recognizes the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement in the financial statements. For tax positions that are not determined to be more likely than not sustained upon audit, a company does not recognize any portion of the benefit in the financial statements. The guidance provides for de-recognition, classification, penalties and interest, accounting in interim periods and disclosure.

The Company did not have any unrecognized tax positions or benefits and there was no effect on the financial condition or results of operations for the years ended December 31, 2009 and 2008. The Company and its subsidiaries are subject to local and various foreign tax jurisdictions. The Company’s tax returns remain open subject to examination by major tax jurisdictions.

●	Net loss per share

The Company calculates net loss per share in accordance with ASC Topic 260, “Earnings per Share”. Basic loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding during the period. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common stock equivalents had been issued and if the additional common shares were dilutive.

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

The reporting currency of the Company is the United States Dollar ("US$"). The Company’s subsidiaries operating in Hong Kong and the PRC maintained their books and records in their local currency, Hong Kong Dollars ("HK$") and Renminbi Yuan (“RMB”), which are functional currencies as being the primary currency of the economic environment in which these entities operate.

In general, assets and liabilities are translated into US$, in accordance with ASC Topic 830-30, “Translation of Financial Statement”, using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the period. The gains and losses resulting from translation of financial statements of foreign subsidiaries are recorded as a separate component of accumulated other comprehensive income within the statement of stockholders’ equity.

Translation of amounts from HK$ into US$1 has been made at the following exchange rates for the respective year:

	2009	2008
Year-end RMB:US$1 exchange rate	6.8187	6.8175
Annual average RMB:US$1 exchange rate	6.8212	6.9985
Year-end HK$:US$1 exchange rate	7.7551	7.7507
Annual average HK$:US$1 exchange rate	7.7522	7.7874

●	Related parties

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

INNOCOM TECHNOLOGY HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008
(Currency expressed in United States Dollars (“US$”))

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

●	Financial instruments

Cash and cash equivalents, prepayments and other receivables, accounts payable, amount due to a related party, other payables and accrued liabilities are carried at cost which approximates fair value. Any changes in fair value of assets or liabilities carried at fair value are recognized in other comprehensive income for each period.

●	Recent accounting pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

During 2009, Accounting Standards Codification (“ASC”) became the source of authoritative U.S. GAAP recognized by the Financial Accounting Standards Board (“FASB”) for nongovernmental entities, except for certain FASB Statements not yet incorporated into ASC. Rules and interpretive releases of the SEC under federal securities laws are also sources of authoritative U.S. GAAP for registrants. The discussion below includes the applicable ASC reference.

The Company adopted ASC Topic 810-10, “Consolidation” (formerly SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51”) effective January 2, 2009. Topic 810-10 changes the manner of presentation and related disclosures for the noncontrolling interest in a subsidiary (formerly referred to as a minority interest) and for the deconsolidation of a subsidiary. The adoption of these sections did not have a material impact on the Company’s consolidated financial statements.

ASC Topic 815-10, “Derivatives and Hedging” (formerly SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities”) was adopted by the Company effective January 2, 2009. The guidance under ASC Topic 815-10 changes the manner of presentation and related disclosures of the fair values of derivative instruments and their gains and losses.

In April 2009, the FASB issued an update to ASC Topic 820-10, “Fair Value Measurements and Disclosures” (“ASC 820-10) (formerly FASB Staff Position No. SFAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”). The standard provides additional guidance on estimating fair value in accordance with ASC 820-10 when the volume and level of transaction activity for an asset or liability have significantly decreased in relation to normal market activity for the asset or liability have significantly decreased and includes guidance on identifying circumstances that indicate if a transaction is not orderly. The Company adopted this pronouncement effective April 1, 2009 with no impact on its consolidated financial statements.

INNOCOM TECHNOLOGY HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008
(Currency expressed in United States Dollars (“US$”))

In April 2009, the FASB issued FSP SFAS No. 107-1, “Disclosures about Fair Value of Financial Instruments” (“ASC 825-10”). ASC 825-10 requires fair value of financial instruments disclosure for interim reporting periods of publicly traded companies as well as in annual financial statements. ASC 825-10 is effective for interim periods ending after June 15, 2009 and was adopted by the Company in the second quarter of 2009. There was no material impact to the Company’s consolidated financial statements as a result of the adoption of ASC 825-10.

In April 2009, the FASB issued FSP APB No. 28-1, “Interim Financial Reporting” (“ASC 825-10”). ASC 825-10 requires the fair value of financial instruments disclosure in summarized financial information at interim reporting periods. ASC 825-10 is effective for interim periods ending after June 15, 2009 and was adopted by the Company in the second quarter of 2009. There was no material impact to the Company’s consolidated financial statements as a result of the adoption of ASC 825-10.

In June 2009, the FASB finalized SFAS No. 167, “Amending FASB interpretation No. 46(R)”, which was included in ASC Topic 810-10-05 “Variable Interest Entities”. The provisions of ASC Topic 810-10-05 amend the definition of the primary beneficiary of a variable interest entity and will require the Company to make an assessment each reporting period of its variable interests. The provisions of this pronouncement are effective January 1, 2010. The Company is evaluating the impact of the statement on its consolidated financial statements.

In July 2009, the FASB issued SFAS No. 168, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS 168 codified all previously issued accounting pronouncements, eliminating the prior hierarchy of accounting literature, in a single source for authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. SFAS 168, now ASC Topic 105-10 “Generally Accepted Accounting Principles”, is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of this pronouncement did not have an effect on the Company’s consolidated financial statements.

In August 2009, the FASB issued an update of ASC Topic 820, “Measuring Liabilities at Fair Value ”. The new guidance provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using prescribed techniques. The Company adopted the new guidance in the third quarter of 2009 and it did not materially affect the Company’s financial position and results of operations.

In October 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-13, “Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements (a consensus of the FASB Emerging Issues Task Force)” which amends ASC 605-25, “Revenue Recognition: Multiple-Element Arrangements.” ASU No. 2009-13 addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting and how to allocate consideration to each unit of accounting in the arrangement. This ASU replaces all references to fair value as the measurement criteria with the term selling price and establishes a hierarchy for determining the selling price of a deliverable. ASU No. 2009-13 also eliminates the use of the residual value method for determining the allocation of arrangement consideration. Additionally, ASU No. 2009-13 requires expanded disclosures. This ASU will become effective for us for revenue arrangements entered into or materially modified on or after April 1, 2011. Earlier application is permitted with required transition disclosures based on the period of adoption. The Company is currently evaluating the application date and the impact of this standard on its consolidated financial statements.

In September 2009, the FASB issued certain amendments as codified in ASC 605-25, “Revenue Recognition; Multiple-Element Arrangements.” These amendments provide clarification on whether multiple deliverables exist, how the arrangement should be separated, and the consideration allocated. An entity is required to allocate revenue in an arrangement using estimated selling prices of deliverables in the absence of vendor-specific objective evidence or third-party evidence of selling price. These amendments also eliminate the use of the residual method and require an entity to allocate revenue using the relative selling price method. The amendments significantly expand the disclosure requirements for multiple-deliverable revenue arrangements. These provisions are to be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with earlier application permitted. The Company is currently evaluating the impact of these amendments to its consolidated financial statements.

INNOCOM TECHNOLOGY HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008
(Currency expressed in United States Dollars (“US$”))

In November 2009, the FASB issued ASU 2009-16, “Transfers and Servicing (Topic 860) – Accounting for Transfers of Financial Assets,” which formally codifies FASB Statement No. 166, “Accounting for Transfers of Financial Assets.” ASU 2009-16 is a revision to SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” and requires more information about transfers of financial assets, including securitization transactions, and where entities have continuing exposure to the risks related to transfer of financial assets. It eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures. The provisions are effective January 1, 2010, for a calendar year-end entity, with early application not being permitted. Adoption of these provisions is not expected to have a material impact on the Company’s consolidated financial statements.

4.	DISCONTINUED OPERATIONS

Starting from the fourth quarter of 2008, global economic conditions have deteriorated significantly across the countries and the demand for communication products and components was adversely slowed down. The Company has discontinued its trading business in the mobile communication products and components in Hong Kong since the customers no longer demanded for sales orders during the fiscal year of 2009.

5.	PLANT AND EQUIPMENT

Plant and equipment, consisted of the following:

	As of December 31,
	2009	2008

Plant and machinery	$7,327,707	$7,327,707
Furniture, fixtures and office equipment	6,190	6,190
Leasehold improvement	6,301	6,301
Foreign translation difference	326	8
	7,340,524	7,340,206
Less: accumulated depreciation	(3,142)	(3,142)
Less: impairment loss	(6,428,310)	(6,428,310)
Less: foreign translation difference	(174,334)	(170,895)

Plant and equipment, net	$734,738	$737,859

Depreciation expense for the years ended December 31, 2009 and 2008 was $3,154 and $3,562.

For the year ended December 31, 2008, the Company tested for impairment in accordance with the ASC Topic 350-50. Based on the results of the Company's undiscounted cash flows calculation, the Company evaluated whether or not there was an impairment loss by comparing the fair value of the intangible asset to its carrying value. Since the carrying value of the intangible asset exceeded its fair value, the Company recognized an impairment loss of $6,428,310 for the year ended December 31, 2008.

6.	AMOUNT DUE TO A RELATED PARTY

As of December 31, 2009 and 2008, the balance of $4,448,351 and $4,152,410 due to a director and a major shareholder of the Company, Mr. William Hui, represented temporary advance to the Company which was unsecured, interest-free with no fixed repayment term.

INNOCOM TECHNOLOGY HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008
(Currency expressed in United States Dollars (“US$”))

7.	INCOME TAXES

The Company operates in various countries: United States, British Virgin Island, Hong Kong and the PRC that are subject to taxes in the jurisdictions in which they operate, as follows:

United States of America

The Company is registered in the State of Nevada and is subject to United States current tax law.

As of December 31, 2009, the United States operation had $6,183,759 cumulative net operating losses available for federal tax purposes, which are available to offset future taxable income. The net operating loss carryforwards begin to expire in 2030. The Company has provided for a full valuation allowance against the deferred tax assets on the expected future tax benefits from net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

British Virgin Island

Under the current BVI law, the Company is not subject to tax on income.

Hong Kong

For the years ended December 31, 2009 and 2008, no provision for Hong Kong Profits Tax is provided for since the Company’s income neither arises in, nor is derived form Hong Kong under its applicable tax law.

The reconciliation of income tax rate to the effective income tax rate based on loss before income taxes from Hong Kong operation for the years ended December 31, 2009 and 2008 are as follows:

	Years ended December 31,
	2009	2008

Loss before income taxes	$(345,486)	$(418,872)
Statutory income tax rate	16.5%	16.5%
Income tax impact at Hong Kong Profits Tax statutory rate	(57,005)	(69,114)
Non-taxable interest income	-	(1)
Net operating loss	57,005	69,115

Income tax expense	$-	$-

As of December 31, 2009, Hong Kong operation generated approximately $1,011,683 of net operating loss carryforwards for Hong Kong tax purpose at no expiration.

The PRC

With effect from January 1, 2008, the Company’s subsidiary, CICTL is subject to the unified income rate of 25% on the taxable income. For the years ended December 31, 2009 and 2008, CICTL generated net operating losses and accordingly, no provision for income tax has been recorded.

As of December 31, 2009, the PRC operation incurred $1,846,861 of net operating losses carryforward available for income tax purposes that may be used to offset future taxable income and will begin to expire in 5 years from the year of incurrence, if unutilized. The Company has provided for a full valuation allowance against the deferred tax assets on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

INNOCOM TECHNOLOGY HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008
(Currency expressed in United States Dollars (“US$”))

The following table sets forth the significant components of the aggregate net deferred tax assets of the Company as of December 31, 2009 and 2008:

	As of December 31,
	2009	2008
Deferred tax assets:
Net operating loss carryforward
– United States of America	$2,164,316	$2,163,964
– Hong Kong	166,928	108,682
– The PRC	461,715	461,715
Total deferred tax assets	2,792,959	2,734,361
Less: valuation allowance	(2,792,959)	(2,734,361)

Net deferred tax assets	$-	$-

As of December 31, 2009, the Company incurred $9,042,303 of the aggregate net operating loss carryforwards available to offset its taxable income for income tax purposes. The Company has provided for a full valuation allowance against the deferred tax assets of $2,792,959 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future. For the year ended December 31, 2009, the valuation allowance increased by $58,598, primarily relating to net operating loss carryforwards from local and foreign tax regimes.

8.	NET LOSS PER SHARE

The following table sets forth the computation of basic and diluted net loss per share for the years indicated:

	Years ended December 31,
	2009	2008
Basic and diluted net loss per share calculation:
Numerator:
Net loss in computing basic net loss per share	$(354,115)	$(16,043,700)

Denominator:
Weighted average shares outstanding	37,898,251	37,898,251

Basic and diluted net loss per share	$(0.01)	$(0.42)

9.	PENSION PLANS

Hong Kong

The Company’s subsidiary operating in Hong Kong participates in a defined contribution pension scheme under the Mandatory Provident Fund Schemes Ordinance (“MPF Scheme”) for all of its eligible employees in Hong Kong.

The MPF Scheme is available to all employees aged 18 to 64 with at least 60 days of service in the employment in Hong Kong. Contributions are made at 5% of the participants’ relevant income with a ceiling of HK$20,000. The participants are entitled to 100% of the contributions together with accrued returns irrespective of their length of service, but the benefits are required by law to be preserved until the retirement age of 65. The total contributions made for MPF Scheme were $4,731 and $6,549 for the years ended December 31, 2009 and 2008, respectively.

INNOCOM TECHNOLOGY HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008
(Currency expressed in United States Dollars (“US$”))

The PRC

Under the PRC Law, full-time employees of its subsidiary of the Company in the PRC are entitled to staff welfare benefits including medical care, welfare subsidies, unemployment insurance and pension benefits through a China government-mandated multi-employer defined contribution plan. They are required to accrue for these benefits based on certain percentages of the employees’ salaries. The total contributions made for such employee benefit were $0 and $1,417 for the years ended December 31, 2009 and 2008, respectively.

10.	CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a)         Major customers

For the year ended December 31, 2009, there was no customer represented more than 10% of the Company’s revenue and accounts receivable.

For the year ended December 31, 2008, one customer represented more than 10% of the Company’s revenue and accounts receivable, respectively. This customer accounted for 100% of revenue amounting to $401,190, with $0 of accounts receivable, respectively.

(b)         Exchange rate risk

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

11.	COMMITMENTS AND CONTINGENCIES

The Company leases an office premise under a non-cancelable operating lease for a term of 2 years due June 15, 2010. Costs incurred under this operating lease are recorded as rent expense and totaled approximately $131,861 and $109,292 for the years ended December 31, 2009 and 2008.

As of December 31, 2009, the Company has the future minimum rental payments of $99,174 under a non-cancelable operating lease in the next 12 months.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None

ITEM 9A. CONTROLS AND PROCEDURES

Please refer to the disclosure provided in "Item 9A(T)  Controls and Procedures" below.

ITEM 9A(T). CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures

Our chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2009. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2009, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. In making this assessment, the company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on this assessment, our management concluded that, as of December 31, 2009, our internal control over financial reporting is effective.

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

No change in our internal control over financial reporting occurred during the fiscal year ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None

PART III.

Item 10. Directors, Executive Officers and Corporate Governance.

DIRECTORS AND EXECUTIVE OFFICERS

Our directors and officers, as of December 31, 2009, are set forth below. The directors hold office for their respective term and until their successors are duly elected and qualified. Vacancies in the existing Board are filled by a majority vote of the remaining directors. The officers serve at the will of the Board of Directors.

Name	Age	Position	Since

Hui Yan Sui, William	44	Chairman and Chief Executive Officer	2006

Tang Chin Pang, Eric	48	Executive Director	2006

Tan Ah Mee	63	Non-executive Director	2006

Lau Yiu Nam, Eric	50	Non-executive Director	2006

Qian Jian Yu, Mike	46	Non-executive Director	2007

Cheung Wai Hung, Eddie	55	Chief Financial Controller	2007

Hui Yan Sui, William, age 44, has approximately 20 years experience in industrial management.  In 1986, Mr. Hui established Yat Lung Industrial Limited (Yat Lung), a company that manufactures cassette and video tapes.  Mr. Hui is currently a director of Yat Lung.  In 2002, Yat Lung became a wholly owned subsidiary of Swing Media Technology Group Limited (Swing Media), an investment holding company that manufactures and trades cassette tapes, video tapes, VCD's, CDR's and DVDR's through its subsidiaries.  From January 2002 until May 2003, Mr. Hui served as Chairman and Chief Executive Officer of Swing Media.  Mr. Hui resigned as CEO of Swing Media in May 2003 and retains his position as Chairman.  Swing Media is a company listed on the Singapore Stock Exchange Dealings and Automated Quotation System (the “SGX-SESDAQ”).  In 2003, Mr. Hui established Chinarise Capital (International) Limited (Chinarise), a company that trades mobile phone handsets and components in Hong Kong.  He is currently the director of Chinarise.

Tang Chin Pang, Eric, age 48, has been our Chief Financial Officer since October 2005. Before joining us in October 2005, Mr. Tang is the corporate consultant for three years. From 1984 to 2001, Mr. Tang worked at Deloitte Touche Tohmatsu for seventeen years, including his last position as an audit senior manager. Mr. Tang graduated from Hong Kong Shue Yan University in 1984. He is a fellow of the Association of Chartered Certified Accountants and an associate member of the Hong Kong Institute of Certified Public Accountants.

Dr. Tan Ah Mee, age 63, holds Doctor of Philosphy from International Management Centre, Buckingham, United Kingdom. Dr. Tan is Ex-Rotarian (Chartered) of Rotary Club of Tebrau, Jogn Baru and Elected Council Member of the Sinagpore Confederation of Industries (1998 – 2000), He is director of Heng Da Investments Pte. Limited, Ingmedia Pte. Limited and Yorkshire Capital Pte. Limited

Lau Yiu Nam , Eric, age 50, was admitted as a barrister in England and Australia . Mr. Lau returned to Hong Kong in 1983 and was employed in the Attorney General's Chambers as Crown Counsel before he went into private practice in 1996. Currently, Mr. Lau is the Head of his Chambers in Hong Kong which comprised of over 15 barristers practicing in commercial and civil litigation. He is independent non-executive director of Swing Media.

Qian Jian Yu, Mike, age 46, is the General Manager and founder of Shanghai Boda Electronics Co., Ltd. (“Boda”).  Prior to the establishment of Boda in September 2001, Mr. Qian worked for Arrow Electronics China Limited from 1998 to 2001. From 1986 to 1998, Mr. Qian worked for the Shanghai Space Bureau. Mr. Qian graduated from Nanjing University in 1986.

Cheung Wai Hung, Eddie, age 55, has been a branch manager of Shanghai Commercial Bank Limited for the past 12 years up to May 14, 2007. Mr. Cheung possesses a Bachelor degree of Commerce from Curtin University of Technology, Perth W. Australia, in 1998.

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

Item 11. Executive Compensation

COMPENSATION DISCUSSION AND ANALYSIS

Background and Compensation Philosophy

Our board of directors consists of six individuals:  (1) William Hui Yan Sui, our Chief Executive Officer, Chairman of the Board and beneficial owner of 60.97% of our common stock; (2) Tang Chin Pang, Eric, our Executive Director; (3) Cheung Wai Hung, Eddie, our Chief Financial Officer and beneficial owner of 3.69% of our common stock; (4) Tan Ah Mee, a non-executive director; (5) Lau Yiu Nam, Eric, a non-executive director and (6) Qian Jian Yu, Mike, a non-executive director.  Our board of directors have historically determined the compensation to be paid to our executive officers based on our financial and operating performance and prospects, the level of compensation paid to similarly situated executives in comparably sized companies and contributions made by the officers’ to our success.  Each of the named officers will be measured by a series of performance criteria by the board of directors, or the compensation committee when it is established, on a yearly basis.  Such criteria will be set forth based on certain objective parameters such as job characteristics, required professionalism, management skills, interpersonal skills, related experience, personal performance and overall corporate performance.

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

Base Salary

The yearly base salary of Mr. Cheung Wai Hung, Eddie for the 2009 was $53,846 (2008: $53,846).  Mr. Hui Yan Sui and Mr. Tang Chin Pang received no salary in 2009.

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

SUMMARY COMPENSATION TABLE

The following table sets forth the cash and non-cash compensation for the years indicated earned by or awarded to Hui Yan Sui, William, our Chief Executive Officer, Tang Chin Pang, Eric, our Chief Financial Officer, and our other executive officers and employees whose total cash compensation exceeded $100,000, or the Named Executive Officers and employees, in fiscal year 2009.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	All Other Compensation ($)	Total ($)
Hui Yan Sui, William Chief Executive Officer; Director	2009	-	-	-	-	-

Tang Chin Pang, Eric Executive Director	2009	-	-	-	-	-

Cheung Wai Hung, Eddie Chief Financial Officer	2009	53,846	-	-	-	53,846

Employment Agreements

No directors and offices have service contact with the Company or its subsidiary companies.

Compensation of Directors

There is no compensation awarded to or paid to the directors during 2009.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Beneficial ownership is shown as of April 14, 2010, for shares held by (i) each person or entity known to us to be the beneficial owner of more than 5% of our issued and outstanding shares of common stock based solely upon a review of filings made with the Commission and our knowledge of the issuances by us, (ii) each of our directors, (iii) our Chief Executive Officer and our three other most highly compensated officers whose compensation exceeded $100,000 during the fiscal year ended December 31, 2009, or the Named Executive Officers, and (iv) all of our current directors and executive officers as a group. Unless otherwise indicated, the persons listed below have sole voting and investment power with respect to the shares and may be reached at Suite 901, Sun Hung Kai Centre, 30 Harbour Road, Wanchai, Hong Kong, PRC.

Security Ownership - Certain Beneficial Owners

There are no Beneficial Owners outside of management that own more than 5% of the issued and outstanding shares of common stock.  Please see the table below for certain beneficial ownership by management.

Security Ownership – Management

Amount
		And			Percentage
		Nature of			of Class
		Beneficial			Beneficially
Beneficial Owner (including address)	Title of class	Ownership (1)		Total	Owned
Hui Yan Siu William (2)	Common	23,107,430	D	23,107,430	60.97%
Cheung Wai Hung, Eddie (2)	Common	-0-		-0-	-0-%
Tang Chin Pang, Eric (2)	Common	-0-		-0-	-0-%
Dr. Tan Ah Mee (2)	Common	-0-		-0-	-0-%
Lau Yiu Nam, Eric (2)	Common	-0-		-0-	-0-%
Qian Jian Yu, Mike (2)	Common	-0-		-0-	-0-%
Total	Common	23,107,430		23,107,430	60.97%

Notes:

(1)	– (D) stands for direct ownership; (I) stands for indirect ownership

(2)	All officers and directors use the Company’s address, Suite 901, Sun Hung Kai Centre, 30 Harbour Road, Wanchai, Hong Kong, PRC.

Changes in Control

There are no arrangements, known to the Registrant, including any pledge by any person of securities of the Registrant which may at a subsequent date result in a change in control of the Registrant.

Securities Authorized for Issuance Under Equity Compensation Plans

There is no equity or option granted during 2009.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

As of December 31, 2009, a balance of $4,448,351 due to a director and a major shareholder of the Company, Mr. William Hui, represented temporary advance to the Company which was unsecured, interest-free and has no fixed repayment term. The imputed interest on the amount due to a stockholder was not significant.

Director Independence

The following members of our Board of Directors are independent, as “independent” is defined in the rules of the NASDAQ National Market System:  Dr. Tan Ah Mee, Lau Yiu Nam and Qian Jian Yu.

Item 14. Principal Accountant Fees and Services.

The following is a summary of the fees billed to us by ZYCPA Company Limited, the Company’s current auditors for professional services rendered for the years ended December 31, 2009 and December 31, 2008:

Service	2009	2008
Audit Fees	$11,538	$55,000

Audit Related Fees		-

Tax Fees		-

All Other Fees		-

TOTAL	$11,538	$55,000

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

Item 15. Exhibits, Financial Statement Schedules

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

INNOCOM TECHNOLOGY HOLDINGS, INC.

/s/ William Yan Sui Hui
Dated: April 15, 2010	William Yan Sui Hui, Chief Executive Officer
(Principal executive officer)

/s/ Cheung Wai Hung Eddie
Dated: April 15, 2010	Cheung Wai Hung, Eddie, Chief Financial Officer
(Principal financial officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated by the dates.

/s/ Yan Sui Hui William	/s/ Tang Chin Pang Eric
Yan Sui Hui, William Director	Tang Chin Pang, Eric, Director
Dated: April 15, 2010	Dated: April 15, 2010