Form 10-Q
period 2010-03-31
INNOCOM TECHNOLOGY HOLDINGS, INC.
filed 2010-05-18
CIK 1076541

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the quarter ended March 31, 2010

-OR-

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the transition period from                               to

Commission File Number 0-50164

INNOCOM TECHNOLOGY HOLDINGS, INC.
 (Exact Name of small business issuer as specified in Its charter)

NEVADA	87-0618756
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

Suite 901 Sun Hung Kai Centre, 30 Harbour Road, Wanchai, Hong Kong, PRC (Address of principal executive offices)	(Zip code)

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
Yes  ☐   No ☑
The number of shares outstanding of each of the Registrant’s classes of common stock, as of May 18, 2010 was 37,898,251 shares, all of one class of $0.001 par value Common Stock.

INNOCOM TECHNOLOGY HOLDINGS, INC.
FORM 10-Q
Quarter Ended March 31, 2010
TABLE OF CONTENTS

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

INNOCOM TECHNOLOGY HOLDINGS, INC.

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Page

Condensed Consolidated Balance Sheets as of March 31, 2010 and December 31, 2009	F-2

Condensed Consolidated Statements of Operations And Comprehensive Loss for the Three Months ended March 31, 2010 and 2009	F-3

Condensed Consolidated Statements of Cash Flows for the Three Months ended March 31, 2010 and 2009	F-4

Condensed Consolidated Statement of Stockholders’ Deficit for the Three Months ended March 31, 2010	F-5

Notes to Condensed Consolidated Financial Statements	F-6 – F-12

INNOCOM TECHNOLOGY HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2010 AND DECEMBER 31, 2009
(Currency expressed in United States Dollars (“US$”), except for number of shares)

	March 31, 2010	December 31, 2009
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$7,797	$7,548
Prepayments and other receivables	55,149	72,850

Total current assets	62,946	80,398

Non-current assets:
Property, plant and equipment, net	737,382	734,738

TOTAL ASSETS	$800,328	$815,136

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$80,710	$80,696
Amount due to a related party	4,580,097	4,448,351
Other payables and accrued liabilities	205,521	262,909

Total current liabilities	4,866,328	4,791,956

Commitments and contingencies

Stockholders’ deficit:
Common stock, $0.001 par value; 50,000,000 shares authorized; 37,898,251 shares issued and outstanding as of March 31, 2010 and December 31, 2009	37,898	37,898
Additional paid-in capital	6,901,232	6,901,232
Accumulated other comprehensive income	528,994	531,230
Accumulated deficit	(11,534,124)	(11,447,180)

Total stockholders’ deficit	(4,066,000)	(3,976,820)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$800,328	$815,136

See accompanying notes to condensed consolidated financial statements.

INNOCOM TECHNOLOGY HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

	Three months ended March 31,
	2010	2009

Revenues, net	$-	$-

Cost of revenue	-	-

Gross profit	-	-

Operating expenses:
General and administrative	86,944	115,788

Total operating expenses	86,944	115,788

LOSS BEFORE INCOME TAXES	(86,944)	(115,788)

Income tax expense	-	-

NET LOSS	$(86,944)	$(115,788)

Other comprehensive (loss) income:
Foreign currency translation (loss) gain	(2,236)	5,471

COMPREHENSIVE LOSS	$(89,180)	$(110,317)

Net loss per share – Basic and diluted	$(0.00)	$(0.00)

Weighted average shares outstanding – Basic and diluted	37,898,251	37,898,251

See accompanying notes to condensed consolidated financial statements.

INNOCOM TECHNOLOGY HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

	Three months ended March 31,
	2010	2009

Cash flows from operating activities:
Net loss	$(86,944)	$(115,788)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	841	788
Change in operating assets and liabilities:
Prepayments and other receivables	17,701	-
Accounts payable	14	-
Other payables and accrued liabilities	(57,388)	8,463

Net cash used in operating activities	(125,776)	(106,537)

Cash flows from investing activities:
Payment on plant and equipment	(3,363)	-

Net cash used in investing activities	(3,363)	-

Cash flows from financing activities:
Advances from a related party	131,746	97,387

Net cash provided by financing activities	131,746	97,387

Effect of exchange rate changes on cash and cash equivalents	(2,358)	6,300

Net change in cash and cash equivalents	249	(2,850)

CASH AND CASH EQUIVALENT, BEGINNING OF PERIOD	7,548	11,553

CASH AND CASH EQUIVALENT, END OF PERIOD	$7,797	$8,703

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

See accompanying notes to condensed consolidated financial statements.

INNOCOM TECHNOLOGY HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
FOR THE THREE MONTHS ENDED MARCH 31, 2010
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

	Common stock		Additional	Accumulated other comprehensive	Accumulated	Total stockholders’
	No. of shares	Amount	paid-in capital	(loss) income	deficit	deficit

Balance as of December 31, 2009	37,898,251	$37,898	$6,901,232	$531,230	$(11,447,180)	$(3,976,820)

Net loss for the period	-	-	-	-	(86,944)	(86,944)

Foreign currency translation adjustment	-	-	-	(2,236)	-	(2,236)

Balance as of March 31, 2010	37,898,251	$37,898	$6,901,232	$528,994	$(11,534,124)	$(4,066,000)

See accompanying notes to condensed consolidated financial statements.

INNOCOM TECHNOLOGY HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010
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

In the opinion of management, the consolidated balance sheet as of December 31, 2009 which has been derived from audited financial statements and these unaudited condensed consolidated financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the period ended March 31, 2010 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2010 or for any future period.

These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the Management’s Discussion and the audited financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2009.

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

The accompanying condensed consolidated financial statements have been prepared using the going concern basis of accounting, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

INNOCOM TECHNOLOGY HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

For the three months ended March 31, 2010, the Company has experienced a net loss of $86,944 with an accumulated deficit of $11,534,124 as of that date. The continuation of the Company as a going concern through March 31, 2011 is dependent upon the continued financial support from its stockholders. Management believes this funding will continue, and is also actively seeking new investors. Management believes the existing stockholders will provide the additional cash to meet the Company’s obligations as they become due, and will allow its planned principal business to commence and assembly the production lines of mobile handsets and components in the PRC.

These factors raise substantial doubt about the Company’s ability to continue as a going concern. These condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets and liabilities that may result in the Company not being able to continue as a going concern.

NOTE - 4	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying condensed consolidated financial statements reflect the application of certain significant accounting policies as described in this note and elsewhere in the accompanying condensed consolidated financial statements and notes.

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

●	Property, plant and equipment, net

Property, plant and equipment are stated at cost less accumulated depreciation and accumulated impairment losses, if any. Depreciation is calculated on the straight-line basis (after taking into account their respective estimated residual values) over the following expected useful lives from the date on which they become fully operational:

INNOCOM TECHNOLOGY HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

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

Depreciation expense was $841 and $788 for the three months ended March 31, 2010 and 2009, respectively.

●	Valuation of long-lived assets

In accordance with Accounting Standards Codification (“ASC”) Topic 360-10-5, “Impairment or Disposal of Long-Lived Assets”, the Company periodically reviews long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives are no longer appropriate. Each impairment test is based on a comparison of the undiscounted cash flows to the recorded value of the asset. If an impairment is indicated, the asset is written down to its estimated fair value based on a discounted cash flow analysis. Determining the fair value of long-lived assets includes significant judgment by management, and different judgments could yield different results. There has been no impairment as of March 31, 2010.

●	Comprehensive income or loss

ASC Topic 220, “Comprehensive Income” establishes standards for reporting and display of comprehensive income or loss, its components and accumulated balances. Comprehensive income or loss as defined includes all changes in equity during a period from non-owner sources. Accumulated comprehensive income or loss, as presented in the accompanying consolidated statement of stockholders’ deficit consists of changes in unrealized gains and losses on foreign currency translation. This comprehensive income or loss is not included in the computation of income tax expense or benefit.

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

The Company did not have any unrecognized tax positions or benefits and there was no effect on the financial condition or results of operations for the three months ended March 31, 2010. The Company and its subsidiaries are subject to local and various foreign tax jurisdictions. The Company’s tax returns remain open subject to examination by major tax jurisdictions.

INNOCOM TECHNOLOGY HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

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

The reporting currency of the Company is United States Dollars ("US$"). The Company’s subsidiaries operating in Hong Kong and the PRC maintained their books and records in their local currency, Hong Kong Dollars ("HK$") and Renminbi Yuan (“RMB”), which are functional currencies as being the primary currency of the economic environment in which these entities operate.

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

Translation of amounts from HK$ into US$1 has been made at the following exchange rates for the respective period:
	March 31, 2010	March 31, 2009
Period-end RMB:US$1 exchange rate	6.8159	6.8293
Average period RMB:US$1 exchange rate	6.8193	6.8252
Period-end HK$:US$1 exchange rate	7.7647	7.7505
Average period HK$:US$1 exchange rate	7.7639	7.7547

●	Related parties

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

ASC Topic 820, “Fair Value Measurements and Disclosures” ("ASC 820") establishes a new framework for measuring fair value and expands related disclosures. Broadly, ASC 820 framework requires fair value to be determined based on the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. ASC 820 establishes a three-level valuation hierarchy based upon observable and non-observable inputs. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

INNOCOM TECHNOLOGY HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010
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

Cash and cash equivalents, prepayments and other receivables, accounts payable, amount due to a related party, other payables and accrued liabilities, are carried at cost which approximates fair value.

●	Recent accounting pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

In June 2009, the Financial Accounting Standards Board (“FASB”) expanded ASC 810-10, to provide guidance for variable interest entities (VIEs). The change modifies our approach for determining the primary beneficiary of a VIE by assessing whether we have control over such entities. This change is effective for us on July 1, 2010. The Company is currently evaluating the requirements of the VIE provisions of ASC 810-10, but does not expect a material impact on its condensed consolidated financial statements.

In October 2009, the FASB issued Accounting Standard Update (ASU) No. 2009-13, “Revenue Recognition” (Topic 605). The accounting standard update addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services separately rather than as a combined unit. Specifically, this subtopic addresses how to separate deliverables and how to measure and allocate arrangement consideration to one or more units of accounting. ASU 2009-13 will be effective for us on July 1, 2010. The Company is currently evaluating the requirements of ASU 2009-13, but do not expect a material impact on its condensed consolidated financial statements.

FASB ASC 810, “Consolidation” (“ASC 810”), establishes accounting and reporting standards for minority interests, which are recharacterized as noncontrolling interests. ASC 810 was revised so that noncontrolling interests are classified as a component of equity separate from the parent’s equity; purchases or sales of equity interests that do not result in a change in control are accounted for as equity transactions; net income attributable to the noncontrolling interest are included in consolidated net income in the statement of operations; and upon a loss of control, the interest sold, as well as any interest retained, is recorded at fair value, with any gain or loss recognized in earnings. This revision was effective for the Company as of January 1, 2009. It applies prospectively, except for the presentation and disclosure requirements, for which it applies retroactively. In addition, ASC 810, amends the consolidation guidance applicable to variable interest entities. The amendments will significantly affect the overall consolidation analysis under ASC 810. This phase of ASC 810 became effective for the Company on January 1, 2010 and did not impact the Company’s consolidation conclusions for its variable interest entities.

INNOCOM TECHNOLOGY HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

In January 2010, the FASB issued an amendment to the fair value measurement and disclosure standard improving disclosures about fair value measurements. This amended guidance requires separate disclosure of significant transfers in and out of Levels 1 and 2 and the reasons for the transfers. The amended guidance also requires that in the Level 3 reconciliation, the information about purchases, sales, issuances and settlements be disclosed separately on a gross basis rather than as one net number. The guidance for the Level 1 and 2 disclosures was adopted on January 1, 2010, and did not have an impact on our consolidated financial position, results of operations or cash flows. The guidance for the activity in Level 3 disclosures is effective January 1, 2011, and will not have an impact on our consolidated financial position, results of operations or cash flows as the amended guidance provides only disclosure requirements. The Company had no significant transfers between Level 1, 2 or 3 inputs during the quarter ended March 31, 2010.

In February 2010, the FASB issued amended guidance on subsequent events. Under this amended guidance, SEC filers are no longer required to disclose the date through which subsequent events have been evaluated in originally issued and revised financial statements. This guidance was effective immediately and the Company adopted these new requirements for the quarter ended March 31, 2010.

NOTE - 5	AMOUNT DUE TO A RELATED PARTY

As of March 31, 2010, a balance of $4,580,097 due to a director and a major shareholder of the Company, Mr. William Hui, represented temporary advance to the Company which was unsecured, interest-free with no fixed repayment term.

NOTE - 6	INCOME TAXES

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

Hong Kong

For the three months ended March 31, 2010, no provision for Hong Kong Profits Tax is provided for since the Company’s income neither arises in, nor is derived from Hong Kong under its applicable tax law.

The PRC

With effect from January 1, 2008, the Company is subject to the unified income rate of 25% on the taxable income. For the three months ended March 31, 2010, the Company generated net operating losses and accordingly, no provision for income tax has been recorded.

INNOCOM TECHNOLOGY HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

NOTE - 7	COMMITMENTS AND CONTINGENCIES

The Company currently does not have any formal rent agreements. The Company recorded and paid rent expense at the current market fair value on a monthly basis under the lease agreement signed by a related party, which was controlled by the director and major shareholder of the Company.

Costs incurred under this operating lease are recorded as rental expense and totaled approximately $17,000 and $32,954 for the three months ended March 31, 2010 and 2009, respectively.

ITEM 2.	MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

The following review concerns three months ended March 31, 2010 and March 31, 2009, which should be read in conjunction with the financial statements and notes thereto presented in the Form 10-K.

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

Results of Operations for Three Months ended March 31, 2010 and March 31, 2009

During the three months ended March 31, 2010, we experienced a net loss of $86,944 compared to a net loss of $115,788 for three months ended March 31, 2009. The loss is attributable to the significant deteriorated environment and the challenging economic crisis of the period.

Revenue

As a result of temporary discontinue of business and operation in the manufacture of mobile communication products and components in the PRC, the revenue recorded zero during both three months ended March 31, 2010 and March 31, 2009.

Cost of Sales

As a result of temporary discontinue of business and operation in the manufacture of mobile communication products and components in the PRC, the cost of sale recorded zero during both three months ended March 31, 2010 and March 31, 2009.

Administrative Expenses

Administrative expenses mainly included office rental charges, salaries and professional fee.

Below table sets out the components of non-cash items:

	Three Months ended March 31,
	2010	2009
Depreciation	$841	$788

The depreciation policy adopted in for the fiscal year 2010 was consistent with that adopted in 2009.

Other Income

No other income occurred for both three months ended March 31, 2010 and March 31, 2009.

Net Loss

Net loss for the three months ended March 31, 2010 was $86,944 compared to net loss of $115,788 for the three months ended March 31, 2009. Losses of both periods are attributable to the significant deteriorated environment and the challenging economic crisis of the periods.   The decrease of loss for the three months ended March 31, 2010 is attributable to the decrease of administrative expenses.

Trends, Events, and Uncertainties

Starting from the fourth quarter 2008, global economic conditions have deteriorated significantly across the countries and the demand for communication products and components was adversely slowed down. During challenging economic times, the Company determined to temporarily discontinue operation in the manufacture of mobile communication products and components in February 2009.

Liquidity and Capital Resources for Three Months Ended March 31, 2010 and 2009

Cash flows from operating activities

We experienced negative cash flows used in operations in the amount of $125,776 for three months ended March 31, 2010 as compared with negative cash flow used in the operations in the amount of $106,537 for three months ended March 31, 2009.

Cash flows from investing activities

During three months ended March 31, 2010, we have purchased plant and equipment of $3,363.

During three months ended March 31, 2009, there are no investment activities.

Cash flows from financing activities

We experienced positive cash flow advanced from a related party in the amount of $131,746 and $97,387 for the three months ended March 31, 2010 and 2009.

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

Employees

As of March 31, 2010, we had approximately 4 full-time employees employed in Hong Kong. From time to time we employ independent contractors to support our production, engineering, marketing, and sales departments.

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

Evaluation of Disclosure Controls and Procedures.

Based on an evaluation under the supervision and with the participation of management, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as defined in Section 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange  Act") were effective as of March 31, 2010 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2010, which were identified in connection with management's evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Removed and reserved

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

INNOCOM TECHNOLOGY HOLDINGS, INC.

/s/ William Yan Sui Hui
Dated: May 18, 2010	William Yan Sui Hui, Chief Executive Officer (Principal executive officer)

/s/ Cheung Wai Hung, Eddie
Dated: May 18, 2010	Cheung Wai Hung, Eddie, Chief Financial Officer (Principal financial officer)