Form 10-Q
period 2010-06-30
INNOCOM TECHNOLOGY HOLDINGS, INC.
filed 2010-08-12
CIK 1076541

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the quarter ended June 30, 2010

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

The number of shares outstanding of each of the Registrant’s classes of common stock, as of August 12, 2010 was 37,898,251 shares, all of one class of $0.001 par value Common Stock.

INNOCOM TECHNOLOGY HOLDINGS, INC.
FORM 10-Q
Quarter Ended June 30, 2010
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

INNOCOM TECHNOLOGY HOLDINGS, INC.

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Page

Condensed Consolidated Balance Sheets as of June 30, 2010 and December 31, 2009	F-2

Condensed Consolidated Statements of Operations And Comprehensive Loss for the Three and Six Months ended June 30, 2010 and 2009	F-3

Condensed Consolidated Statements of Cash Flows for the Six Months ended June 30, 2010 and 2009	F-4

Condensed Consolidated Statement of Stockholders’ Deficit for the Six Months ended June 30, 2010	F-5

Notes to Condensed Consolidated Financial Statements	F-6 – F-11

INNOCOM TECHNOLOGY HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2010 AND DECEMBER 31, 2009
(Currency expressed in United States Dollars (“US$”), except for number of shares)

	June 30, 2010	December 31, 2009
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$7,909	$7,548
Prepayments and other receivables	55,239	72,850

Total current assets	63,148	80,398

Non-current assets:
Property, plant and equipment, net	741,067	734,738

TOTAL ASSETS	$804,215	$815,136

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$81,032	$80,696
Amount due to a related party	4,618,141	4,448,351
Other payables and accrued liabilities	224,183	262,909

Total liabilities	4,923,356	4,791,956

Commitments and contingencies

Stockholders’ deficit:
Common stock, $0.001 par value; 50,000,000 shares authorized; 37,898,251 shares issued and outstanding as of June 30, 2010 and December 31, 2009	37,898	37,898
Additional paid-in capital	6,901,232	6,901,232
Accumulated other comprehensive income	505,015	531,230
Accumulated deficit	(11,563,286)	(11,447,180)

Total stockholders’ deficit	(4,119,141)	(3,976,820)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$804,215	$815,136

See accompanying notes to condensed consolidated financial statements.

INNOCOM TECHNOLOGY HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009

Revenues, net	$-	$-	$-	$-

Cost of revenue	-	-	-	-

Gross profit	-	-	-	-

Operating expenses:
Sales and marketing	-	-	-	-
General and administrative	29,177	87,999	116,106	203,787

Total operating expenses	29,177	87,999	116,106	203,787

LOSS BEFORE INCOME TAXES	$(29,177)	$(87,999)	$(116,106)	$(203,787)

Income tax expense	-	-	-	-

NET LOSS	$(29,177)	$(87,999)	$(116,106)	$(203,787)

Other comprehensive (loss) income:
- Foreign currency translation (loss) gain	(23,979)	275	(26,215)	5,746

COMPREHENSIVE LOSS	$(53,156)	$(87,724)	$(142,321)	$(198,041)

Net loss per share – Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Weighted average common stock outstanding – Basic and diluted	37,898,251	37,898,251	37,898,251	37,898,251

See accompanying notes to condensed consolidated financial statements.

INNOCOM TECHNOLOGY HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

	Six months ended June 30,
	2010	2009

Cash flows from operating activities:
Net loss	$(116,106)	$(203,787)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,852	1,577
Change in operating assets and liabilities:
Prepayments and other receivables	17,611	-
Accounts payable	336	(89)
Other payables and accrued liabilities	(38,726)	(500)

Net cash used in operating activities	(135,033)	(202,799)

Cash flows from investing activities:
Payment on plant and equipment	(5,135)	-

Net cash used in investing activities	(5,135)	-

Cash flows from financing activities:
Advances from a related party	169,790	193,091

Net cash provided by financing activities	169,790	193,091

Effect of exchange rate changes on cash and cash equivalents	(29,261)	6,593

Net change in cash and cash equivalents	361	(3,115)

CASH AND CASH EQUIVALENT, BEGINNING OF PERIOD	7,548	11,553

CASH AND CASH EQUIVALENT, END OF PERIOD	$7,909	$8,438

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

See accompanying notes to condensed consolidated financial statements.

INNOCOM TECHNOLOGY HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
FOR THE SIX MONTHS ENDED JUNE 30, 2010
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

			Accumulated other	Additional		Total
	Common stock		paid-in	comprehensive	Accumulated	stockholders’
	No. of shares	Amount	capital	income	deficit	deficit

Balance as of January 1, 2010	37,898,251	$37,898	$6,901,232	$531,230	$(11,447,180)	$(3,976,820)

Net loss for the period	-	-	-	-	(116,106)	(116,106)

Foreign currency translation adjustment	-	-	-	(26,215)	-	(26,215)

Balance as of June 30, 2010	37,898,251	$37,898	$6,901,232	$505,015	$(11,563,286)	$(4,119,141)

See accompanying notes to condensed consolidated financial statements.

INNOCOM TECHNOLOGY HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2010
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

In the opinion of management, the consolidated balance sheet as of December 31, 2009 which has been derived from audited financial statements and these unaudited condensed consolidated financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the six months ended June 30, 2010 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2010 or for any future period.

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

For the six months ended June 30, 2010, the Company has experienced a net loss of $116,106 with an accumulated deficit of $11,563,286 as of that date. The continuation of the Company as a going concern through June 30, 2011 is dependent upon the continuing financial support from its stockholders. Management believes this funding will continue, and is also actively seeking new investors. Management believes the existing stockholders will provide the additional cash to meet the Company’s obligations as they become due, and will allow its planned principal business to commence and assembly the production lines of mobile handsets and components in the PRC.

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

INNOCOM TECHNOLOGY HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2010
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

NOTE－4     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Depreciation expense was $1,011 and $789 for the three months ended June 30, 2010 and 2009, respectively.

Depreciation expense was $1,852 and $1,577 for the six months ended June 30, 2010 and 2009, respectively.

●	Valuation of long-lived assets

In accordance with Accounting Standards Codification (“ASC”) Topic 360-10-5, “Impairment or Disposal of Long-Lived Assets”, the Company periodically reviews long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives are no longer appropriate. Each impairment test is based on a comparison of the undiscounted cash flows to the recorded value of the asset. If an impairment is indicated, the asset is written down to its estimated fair value based on a discounted cash flow analysis. Determining the fair value of long-lived assets includes significant judgment by management, and different judgments could yield different results. There has been no impairment as of June 30, 2010.

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

INNOCOM TECHNOLOGY HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2010
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

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

The provision for income taxes is determined in accordance with the provisions of ASC Topic 740, “Income Taxes” (“ASC 740”). Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted income tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Any effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

ASC 740 prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their financial statements uncertain tax positions taken or expected to be taken on a tax return. Under ASC 740, tax positions must initially be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions must initially and subsequently be measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and relevant facts.

The Company did not have any unrecognized tax positions or benefits and there was no effect on the financial condition or results of operations for the six months ended June 30, 2010. The Company and its subsidiaries are subject to local and various foreign tax jurisdictions. The Company’s tax returns remain open subject to examination by major tax jurisdictions.

●	Net loss per share

The Company calculates net loss per share in accordance with ASC Topic 260 “Earnings per Share”. Basic loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding during the period. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common stock equivalents had been issued and if the additional common shares were dilutive.

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

INNOCOM TECHNOLOGY HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2010
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

Translation of amounts from HK$ into US$1 has been made at the following exchange rates for the respective period:

	June 30, 2010	June 30, 2009
Period-end RMB:US$1 exchange rate	6.8086	6.8249
Average period RMB:US$1 exchange rate	6.8348	6.8226
Period-end HK$:US$1 exchange rate	7.7847	7.7504
Average period HK$:US$1 exchange rate	7.7717	7.7530

●	Related parties

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

ASC Topic 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in the financial statements. The Company operates one reportable segment in Hong Kong.

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

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and do not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations, as follows:

In September 2009, the Financial Accounting Standard Board (“FASB”) issued certain amendments as codified in ASC Topic 605-25, “Revenue Recognition; Multiple-Element Arrangements.” These amendments provide clarification on whether multiple deliverables exist, how the arrangement should be separated, and the consideration allocated. An entity is required to allocate revenue in an arrangement using estimated selling prices of deliverables in the absence of vendor-specific objective evidence or third-party evidence of selling price. These amendments also eliminate the use of the residual method and require an entity to allocate revenue using the relative selling price method.  The amendments significantly expand the disclosure requirements for multiple-deliverable revenue arrangements. These provisions are to be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with earlier application permitted. The Company will adopt the provisions of these amendments in its fiscal year 2011 and is currently evaluating the impact of these amendments to its consolidated financial statements.

INNOCOM TECHNOLOGY HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2010
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

In March 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-11, “Derivatives and Hedging (Topic 815) — Scope Exception Related to Embedded Credit Derivatives.” ASU 2010-11 clarifies that the only form of an embedded credit derivative that is exempt from embedded derivative bifurcation requirements are those that relate to the subordination of one financial instrument to another. As a result, entities that have contracts containing an embedded credit derivative feature in a form other than such subordination may need to separately account for the embedded credit derivative feature. The provisions of ASU 2010-11 will be effective on July 1, 2010 and are not expected to have a significant impact on the Company’s consolidated financial statements.

 In April 2010, the FASB issued ASU 2010-13, Compensation – Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades. ASU 2010-13 provides guidance on the classification of a share-based payment award as either equity or a liability. A share-based payment that contains a condition that is not a market, performance, or service condition is required to be classified as a liability. ASU 2010-13 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010 and is not expected to have a significant impact on the Company’s financial statements.

In May 2010, the FASB issued ASU 2010-19, Foreign Currency (Topic 830): Foreign Currency Issues: Multiple Foreign Currency Exchange Rates. The amendments in ASU 2010-19 are effective as of the announcement date of March 18, 2010. The Company does not expect the provisions of ASU 2010-19 to have a material effect on the financial position, results of operations or cash flows of the Company.

In July 2010, the FASB issued new accounting guidance that will require additional disclosures about the credit quality of loans, lease receivables and other long-term receivables and the related allowance for credit losses. Certain additional disclosures in this new accounting guidance will be effective for the Company on December 31, 2010 with certain other additional disclosures that will be effective on March 31, 2011. The Company does not expect the adoption of this new accounting guidance to have a material impact on its consolidated financial statements.

NOTE－5     AMOUNT DUE TO A RELATED PARTY

As of June 30, 2010, a balance of $4,618,141 due to a director and a major shareholder of the Company, Mr. William Hui, represented temporary advance to the Company which was unsecured, interest-free with no fixed repayment term.

NOTE－6     INCOME TAXES

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

Hong Kong

For the six months ended June 30, 2010, no provision for Hong Kong Profits Tax is provided for since the Company’s income neither arises in, nor is derived from Hong Kong under its applicable tax law.

INNOCOM TECHNOLOGY HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2010
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

The PRC

With effect from January 1, 2008, the Company is subject to the unified income rate of 25% on the taxable income. For the six months ended June 30, 2010, the Company generated net operating losses and accordingly, no provision for income tax has been recorded.

NOTE－7     COMMITMENTS AND CONTINGENCIES

The Company currently does not have any formal rent agreements. The Company recorded and paid rent expense at the current market fair value on a monthly basis under the lease agreement signed by a related party, which was controlled by the director and major shareholder of the Company.

Costs incurred under this operating lease are recorded as rental expense and totaled approximately $33,844 and $67,938 for the six months ended June 30, 2010 and 2009, respectively.

ITEM 2.	MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

The following review concerns three months ended June 30, 2010 and June 30, 2009, and six months ended June 30, 2010 and June 30, 2009, which should be read in conjunction with the financial statements and notes thereto presented in the Form 10-K.

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

Revenue

As a result of temporary discontinue of business and operation in the manufacture of mobile communication products and components in the PRC, no revenue is recorded during both three and six months ended June 30, 2010.

Cost of Sales

As a result of temporary discontinue of business and operation in the manufacture of mobile communication products and components in the PRC, no cost of sale is recorded during both three and six months ended June 30, 2010.

Administrative Expenses

Administrative expenses mainly included office rental charges, salaries and professional fee.

Below table sets out the components of non-cash items:

	Three Months ended June 30,		Six Months ended June 30,
	2010	2009	2010	2009
Depreciation	$1,011	$789	$1,852	$1,577

The depreciation policy adopted in for the fiscal year 2010 was consistent with that adopted in 2009.

Net Loss

During the three months ended June 30, 2010, we experienced a net loss of $29,177 compared to a net loss of $87,999 for three months ended June 30, 2009. Net loss for the six months ended June 30, 2010 was $116,106 compared to net loss of $203,787 for the six months ended June 30, 2009. Loss of both periods is attributable to the significant deteriorated environment and the challenging economic crisis of the periods.   .

Trends, Events, and Uncertainties

On May 8, 2008, we have completed the establishment of a new subsidiary, Changzhou Innocom Communication Technology Limited in Changzhou, Jiangsu Province, China upon the approval of its local government. Trial assembling of mobile phones has been completed. We will assemble mobile phones under the purchased trade mark namely “Tsinghua Unisplendour” and other mobile phone components on OEM basis. On August 13, 2008, this subsidiary has entered into an annual assembling service agreement for a brand-name mobile phone manufacturer on OEM basis. However, starting from the fourth quarter of 2008, global economic conditions have deteriorated significantly across the countries and the demand for communication products and components was adversely slowed down. During challenging economic times, the Company determined to discontinue operation in the manufacture of mobile communication products and components in February 2009. We expect to start assembling service in the fourth quarter of 2010.

Liquidity and Capital Resources for Six Months Ended June 30, 2010 and 2009

Cash flows from operating activities

We experienced negative cash flows used in operations in the amount of $135,033 for six months ended June 30, 2010 as compared with negative cash flow used in the operations in the amount of $202,799 for six months ended June 30, 2009.

Cash flows from investing activities

During six months ended June 30, 2010, we purchased $5,135 plant and equipment.

During six months ended June 30, 2009, there are no investment activities.

Cash flows from financing activities

During six months ended June 30, 2010, we experienced positive cash flow advanced from a related party in the amount of $169,790.

During six months ended June 30, 2009, we experienced positive cash flow advanced from a related party in the amount of $193,091.

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

Employees

As of June 30, 2010, we had approximately 5 full-time employees employed in Hong Kong. From time to time we employ independent contractors to support our production, engineering, marketing, and sales departments.

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

ITEM 4T.     CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.

Based on an evaluation under the supervision and with the participation of management, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as defined in Section 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange  Act") were effective as of June 30, 2010 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2010, which were identified in connection with management's evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

INNOCOM TECHNOLOGY HOLDINGS, INC.

/s/ William Yan Sui Hui
Dated: August 12, 2010	William Yan Sui Hui, Chief Executive Officer (Principal executive officer)

/s/ Cheung Wai Hung, Eddie
Dated: August 12, 2010	Cheung Wai Hung, Eddie, Chief Financial Officer (Principal financial officer)