Form 10-Q
period 2010-09-30
INNOCOM TECHNOLOGY HOLDINGS, INC.
filed 2010-11-15
CIK 1076541

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarter ended September 30, 2010

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

Yes    X  .      No       .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer       .     Accelerated filer       .     Non-accelerated filer       .     Smaller reporting company   X  .

Indicate by check mark whether the registrant is a shell company (as defined in Rue 12b-2of the Exchange Act).

Yes        .    No    X  .

The number of shares outstanding of each of the Registrant’s classes of common stock, as of November 15, 2010 was 37,898,251 shares, all of one class of $0.001 par value Common Stock.

INNOCOM TECHNOLOGY HOLDINGS, INC.

FORM 10-Q

Quarter Ended September 30, 2010

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

INNOCOM TECHNOLOGY HOLDINGS, INC.

(A Development Stage Company)

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Page

Condensed Consolidated Balance Sheets as of September 30, 2010 and December 31, 2009	5

Condensed Consolidated Statements of Operations And Comprehensive Loss for the Three and Nine Months ended September 30, 2010 and 2009	6

Condensed Consolidated Statements of Cash Flows for the Nine Months ended September 30, 2010 and 2009	7

Condensed Consolidated Statement of Stockholders’ Deficit for the Nine Months ended September 30, 2010	8

Notes to Condensed Consolidated Financial Statements	9-14

INNOCOM TECHNOLOGY HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2010 AND DECEMBER 31, 2009

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	September 30, 2010	December 31, 2009
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$21,954	$7,548
Prepayments and other receivables	55,892	72,850

Total current assets	77,846	80,398

Non-current assets:
Property, plant and equipment, net	752,232	734,738

TOTAL ASSETS	$830,078	$815,136

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$80,696	$80,696
Amount due to a related party	4,720,180	4,448,351
Other payables and accrued liabilities	222,314	262,909

Total liabilities	5,023,190	4,791,956

Commitments and contingencies

Stockholders’ deficit:
Common stock, $0.001 par value; 50,000,000 shares authorized; 37,898,251 shares issued and outstanding as of September 30, 2010 and December 31, 2009	37,898	37,898
Additional paid-in capital	6,901,232	6,901,232
Accumulated other comprehensive income	499,722	531,230
Accumulated deficit	(11,631,964)	(11,447,180)

Total stockholders’ deficit	(4,193,112)	(3,976,820)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$830,078	$815,136

See accompanying notes to condensed consolidated financial statements.

INNOCOM TECHNOLOGY HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009

Revenues, net	$-	$-	$-	$-

Cost of revenue	-	-	-	-

Gross profit	-	-	-	-

Operating expenses:
General and administrative	68,817	91,470	184,923	265,257
Total operating expenses	68,817	91,470	184,923	265,257

LOSS FROM OPERATIONS	(68,817)	(91,470)	(184,923)	(265,257)

Other income:
Sundry income	139	-	139	-

LOSS BEFORE INCOME TAX	(68,678)	(91,470)	(184,784)	(265,257)

Income tax expense	-	-	-	-

NET LOSS	$(68,678)	$(91,470)	$(184,784)	$(265,257)

Other comprehensive (loss) income:
- Foreign currency translation (loss) gain	(5,293)	(5,380)	(31,508)	96

COMPREHENSIVE LOSS	$(73,971)	$(96,850)	$(216,292)	$(265,161)

Net loss per share – Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Weighted average common stock outstanding – Basic and diluted	37,898,251	37,898,251	37,898,251	37,898,251

See accompanying notes to condensed consolidated financial statements.

INNOCOM TECHNOLOGY HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

	Nine months ended September 30,
	2010	2009

Cash flows from operating activities:
Net loss	$(184,784)	$(265,257)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,883	2,365
Change in operating assets and liabilities:
Prepayments and other receivables	16,958	-
Other payables and accrued liabilities	(40,595)	(35,193)
Net cash used in operating activities	(205,538)	(298,085)

Cash flows from investing activities:
Acquisition of plant and equipment	(5,135)	-
Net cash used in investing activities	(5,135)	-

Cash flows from financing activities:
Advances from a related party	271,829	289,144
Net cash provided by financing activities	271,829	289,144

Effect of exchange rate changes on cash and cash equivalents	(46,750)	128

Net change in cash and cash equivalents	14,406	(8,813)

CASH AND CASH EQUIVALENT, BEGINNING OF PERIOD	7,548	11,553

CASH AND CASH EQUIVALENT, END OF PERIOD	$21,954	$2,740

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

See accompanying notes to condensed consolidated financial statements.

INNOCOM TECHNOLOGY HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Common stock		Additional paid-in capital	Accumulated other comprehensive income	Accumulated deficit	Total stockholders’ deficit
	No. of shares	Amount

Balance as of January 1, 2010	37,898,251	$37,898	$6,901,232	$531,230	$(11,447,180)	$(3,976,820)

Net loss for the period	-	-	-	-	(184,784)	(184,784)

Foreign currency translation adjustment	-	-	-	(31,508)	-	(31,508)
Balance as of September 30, 2010	37,898,251	$37,898	$6,901,232	$499,722	$(11,631,964)	$(4,193,112)

See accompanying notes to condensed consolidated financial statements.

INNOCOM TECHNOLOGY HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010

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

In the opinion of management, the consolidated balance sheet as of December 31, 2009 which has been derived from audited financial statements and these unaudited condensed consolidated financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the nine months ended September 30, 2010 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2010 or for any future period.

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

For the nine months ended September 30, 2010, the Company has experienced a net loss of $184,784 with an accumulated deficit of $11,631,964 as of that date. The continuation of the Company as a going concern through September 30, 2011 is dependent upon the continuing financial support from its stockholders. Management believes this funding will continue, and is also actively seeking new investors. Management believes the existing stockholders will provide the additional cash to meet the Company’s obligations as they become due, and will allow its planned principal business to commence and assembly the production lines of mobile handsets and components in the PRC.

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

INNOCOM TECHNOLOGY HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

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

Depreciation expense was $1,031 and $788 for the three months ended September 30, 2010 and 2009, respectively.

Depreciation expense was $2,883 and $2,365 for the nine months ended September 30, 2010 and 2009, respectively.

●

Valuation of long-lived assets

In accordance with Accounting Standards Codification (“ASC”) Topic 360-10-5, “Impairment or Disposal of Long-Lived Assets”, the Company periodically reviews long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives are no longer appropriate. Each impairment test is based on a comparison of the undiscounted cash flows to the recorded value of the asset. If an impairment is indicated, the asset is written down to its estimated fair value based on a discounted cash flow analysis. Determining the fair value of long-lived assets includes significant judgment by management, and different judgments could yield different results. There has been no impairment as of September 30, 2010.

INNOCOM TECHNOLOGY HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

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

The Company did not have any unrecognized tax positions or benefits and there was no effect on the financial condition or results of operations for the nine months ended September 30, 2010. The Company and its subsidiaries are subject to local and various foreign tax jurisdictions. The Company’s tax returns remain open subject to examination by major tax jurisdictions.

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

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010

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

Translation of amounts from HK$ into US$1 has been made at the following exchange rates for the respective period:

	September 30, 2010	September 30, 2009
Period-end RMB:US$1 exchange rate	6.698	6.838
Average period RMB:US$1 exchange rate	6.816	6.843
Period-end HK$:US$1 exchange rate	7.758	7.750
Average period HK$:US$1 exchange rate	7.772	7.752

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

INNOCOM TECHNOLOGY HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

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

 In April 2010, the FASB issued ASU 2010-1 3, “Compensation – Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades.” ASU 2010-13 provides guidance on the classification of a share-based payment award as either equity or a liability. A share-based payment that contains a condition that is not a market, performance, or service condition is required to be classified as a liability. ASU 2010-13 is effective for fiscal years, an d interim periods within those fiscal years, beginning on or after December 15, 2010 and is not expected to have a significant impact on the Company ’ s financial statements.

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

NOTE - 5

AMOUNT DUE TO A RELATED PARTY

As of September 30, 2010, a balance of $4,720,180 due to a director and a major shareholder of the Company, Mr. William Yan Sui Hui, represented temporary advance to the Company which was unsecured, interest-free with no fixed repayment term.

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

Hong Kong

For the nine months ended September 30, 2010, no provision for Hong Kong Profits Tax is provided for since the Company’s income neither arises in, nor is derived from Hong Kong under its applicable tax law.

INNOCOM TECHNOLOGY HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

The PRC

With effect from January 1, 2008, the Company is subject to the unified income rate of 25% on the taxable income. For the nine months ended September 30, 2010, the Company generated net operating losses and accordingly, no provision for income tax has been recorded.

NOTE - 7

COMMITMENTS AND CONTINGENCIES

The Company currently does not have any formal rent agreements. The Company recorded and paid rent expense at the current market fair value on a monthly basis under the lease agreement signed by a related party, which was controlled by the director and major shareholder of the Company.

Costs incurred under this operating lease are recorded as rental expense and totaled approximately $45,084 and $98,893 for the nine months ended September 30, 2010 and 2009, respectively.

ITEM 2.	MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

The following review concerns three months ended September 30, 2010 and September 30, 2009, and nine months ended September 30, 2010 and September 30, 2009, which should be read in conjunction with the financial statements and notes thereto presented in the Form 10-K.

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

Overview and Future Plan of Operations

In February 2009, the Company determined to have a temporary closure in the manufacturing facility in Changzhou City, Zhejiang Province, the PRC. Starting from the fourth quarter 2008, global economic conditions have deteriorated significantly across the countries and the demand for communication products and components was adversely slowed down. During such challenging economic times, the Company has discontinued operation in the manufacture of mobile communication products and components in the PRC. However, the Company did not intend to dispose by sale and may continue to operate the manufacturing facility depending upon the market recovery condition in the next 12 months. We believe that the carrying amount of manufacturing facility is likely recoverable at its net realizable value.

Results of Operations for Three Months Ended September 30, 2010 and September 30, 2009 and Nine Months Ended September 30, 2010 and September 30, 2009

During the three months ended September 30, 2010, we experienced a net loss of $68,678 compared to a net loss of $91,470 for three months ended September 30, 2009. During nine months ended September 30, 2010, we experienced a net loss of $184,784 compared to a net loss of $265,257 for nine months ended September 30, 2009. The loss is attributable to the significant deteriorated environment and the challenging economic crisis of the period.

Revenue

As a result of temporary discontinue of business and operation in the manufacture of mobile communication products and components in the PRC, no revenue is recorded during both three and nine months ended September 30, 2010.

Cost of Sales

As a result of temporary discontinue of business and operation in the manufacture of mobile communication products and components in the PRC, no cost of sale is recorded during both three and nine months ended September 30, 2010.

Administrative Expenses

Administrative expenses mainly included office rental charges, salaries and professional fee.

Below table sets out the components of non-cash items:

	Three Months ended September 30,		Nine Months ended September 30,
	2010	2009	2010	2009
Depreciation	$1,031	$788	$2,883	$2,365

The depreciation policy adopted in for the fiscal year 2010 was consistent with that adopted in 2009.

Other Income

Total other income for both periods presented was immaterial and consisted of the following:

	Three Months ended September 30, 2010	Three Months ended September 30, 2009	Nine Months ended September 30, 2010	Nine Months ended September 30, 2009
Sundry income	$139	$-	$139	$-

Interest income	$-	$-	$-	$-

Interest expense	$-	$-	$-	$-

Net Loss

Net loss for the nine months ended September 30, 2010 was $184,784 compared to net loss of $265,257 for the nine months ended September 30, 2009. Loss of both periods is attributable to the significant deteriorated environment and the challenging economic crisis of the periods.   .

Trends, Events, and Uncertainties

On May 8, 2008, we have completed the establishment of a new subsidiary, Changzhou Innocom Communication Technology Limited in Changzhou, Jiangsu Province, China upon the approval of its local government. Trial assembling of mobile phones has been completed. We will assemble mobile phones under the purchased trade mark namely “Tsinghua Unisplendour” and other mobile phone components on OEM basis. On August 13, 2008, this subsidiary has entered into an annual assembling service agreement for a brand-name mobile phone manufacturer on OEM basis. However, starting from the fourth quarter of 2008, global economic conditions have deteriorated significantly across the countries and the demand for communication products and components was adversely slowed down. During challenging economic times, the Company determined to discontinue operation in the manufacture of mobile communication products and components in February 2009. We expect to start assembling service in the second quarter of 2011.

Liquidity and Capital Resources for Nine Months Ended September 30, 2010 and 2009

Cash flows from operating activities

We experienced negative cash flows used in operations in the amount of $205,538 for nine months ended September 30, 2010 as compared with negative cash flow used in the operations in the amount of $298,085 for nine months ended September 30, 2009.

Cash flows from investing activities

During nine months ended September 30, 2010, we purchase $5,135 plant and equipment.

During nine months ended September 30, 2009, there are no investment activities.

Cash flows from financing activities

During nine months ended September 30, 2010 we experienced positive cash flow advanced from a related party in the amount of $271,829.

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

Employees

As of September 30, 2010, we had approximately 3 full-time employees employed in Hong Kong. From time to time we employ independent contractors to support our production, engineering, marketing, and sales departments.

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

ITEM 4T.      CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.

Based on an evaluation under the supervision and with the participation of management, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as defined in Section 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange  Act") were effective as of September 30, 2010 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2010, which were identified in connection with management's evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

INNOCOM TECHNOLOGY HOLDINGS, INC.

	/s/	William Yan Sui Hui
Dated: November 15, 2010	William Yan Sui Hui, Chief Executive Officer (Principal executive officer)

	/s/	Cheung Wai Hung, Eddie
Dated: November 15, 2010	Cheung Wai Hung, Eddie, Chief Financial Officer (Principal financial officer)