Form 10-K/A
period 2007-12-31
INNOCOM TECHNOLOGY HOLDINGS, INC.
filed 2011-01-26
CIK 1076541

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Amendment No. 1 to

FORM 10-K/A

 X . ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

OR

     . TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________  to  ________

Commission File Number 0 -   50164

INNOCOM TECHNOLOGY HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Nevada	87-0618756
(State or other jurisdiction of Incorporation or organization)	(IRS Employer Identification No.)

Unit 3506, Bank of America Tower

12 Harcourt Road

Central, Hong Kong PRC

(Address of principal executive offices)

(852) 3102 1602

(Issuer's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to Section 12(g) of the Act: Common Stock ($0.001 par value)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes      . No      .

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes      . No      .

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes      . No      .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/Aor any amendment to this Form 10-K/A.      .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	.	Accelerated filer	.
Non-accelerated filer	. (Do not check if a smaller reporting company)	Smaller reporting company	X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes      . No  X .

As of December 31, 2007, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $3,697,705.25 based on the closing sale price as reported on the Over-the-Counter Bulletin Board. As of April 10, 2008, there were 37,898,251 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

Innocom Technology Holdings, Inc.

FORM 10-K/A

For the Year Ended December 31, 2007

TABLE OF CONTENTS

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K/A contains forward-looking statements. These statements relate to future events or our future financial performance. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expect," "plan," "anticipate," "believe," "estimate," "predict," "potential" or "continue," the negative of such terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially.

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

Website Access to our SEC Reports

Our Internet website address is www.innocomtechnology.com. Through our Internet website, we will make available, free of charge, the following reports as soon as reasonably practicable after electronically filing them with, or furnishing them to, the SEC: our Annual Reports on Form 10-K; our Quarterly Reports on Form 10-Q; our Current Reports on Form 8-K; and amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Our Proxy Statements for our Annual Stockholder Meetings are also available through our Internet website. Our Internet website and the information contained therein or connected thereto are not intended to be incorporated into this Annual Report on Form 10-K/A.

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

Reaching our sales, profitability, volume and market share targets depends on numerous factors. These include our ability to offer products and solutions that meet the demands of the market and to manage the prices and costs of our products and solutions, our operational efficiency, the pace of development and acceptance of new technologies, our success in the business areas that we have recently entered, and general economic conditions. Depending on those factors, some of which we may influence and others of which are beyond our control, we may fail to reach our targets and we may fail to provide accurate forecasts of our sales and results of operation .

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our principal executive offices are located at Unit 3506, Bank of America Tower, 12 Harcourt Road, Central, Hong Kong. In 2006, we began renting office facilities consisting of approximately 200 square meters in Hong Kong, our current headquarters, for a period of two (2) years on a month-to-month basis at $8,718 per month. During the twelve months ended December 31, 2007, total payments for all property rent was $104,581 (twelve months ended December 31, 2006: $54,212)

We periodically evaluate our facilities requirements. Some of our facilities are sublet in whole or in part.

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

Item 6. Selected Financial Data.

The following tables summarize the consolidated financial data of Innocom Technology Holdings, Inc. for the periods presented. You should read the following financial information together with the information under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes to these consolidated financial statements appearing elsewhere in this Form 10-K/A.

	Year ended September 30,			Year ended December 31,	Year ended December 31,
	2003	2004	2005	2006	2007
Revenue	$2,000	$0	$1,201	$52,722,732	$2,241,726
Cost of sales	0	0	(300)	(48,806,531)	0
Gross profit	2,000	0	901	3,916,201	2,241,726
Depreciation and amortization	0	0	0	(505,557)	(6,000,306)
Selling and distribution expenses	0	0	0	(156,591)	0
General and administrative expenses	(26,407)	(14,111)	(7,417)	(353,552)	(468,665)
Other income	0	0	11	126,437	592,696
Interest expense	0	(25)	0	0	0
Income before income tax	(24,407)	(14,136)	(6,505)	3,026,938	(3,634,549)
Income tax expense	(20)	0	0	(574,777)	0
Net income attributable to the Shareholders of the Company	$(24,427)	$(14,136)	$(6,505)	$2,452,161	$(3,634,549)
Earnings per Share — basic (US$)	$(0.05)	$(0.03)	$(0.01)	$0.11	$(0.10)
Earnings per Share — diluted (US$)	$(0.05)	$(0.03)	$(0.01)	$0.11	$(0.10)

	As at September 30,			As at December 31,
	2003	2004	2005	2006	2007
Cash and cash equivalents	$2,995	$21,002	$10,683	$101,288	$3,597
Total current assets	3,725	21,732	10,683	14,885,879	30,233
Total assets	3,725	21,732	10,683	21,191,881	14,098,908
Short-term borrowings	0	0	0	0	0
Total current liabilities	22,560	4,703	159	5,487,149	2,037,491
Total stockholders’ equity	(18,835)	17,029	10,524	15,704,732	12,061,417

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

Overview and Future Plan of Operations

In 2007, our revenues dropped by 96% from $51,719,412 in 2006 to $2,241,726 in 2007 primarily resulting from different accounting basis in recognition of income in respect of trading of mobile phone and related components. Trading of mobile phone and related components represents the “sale” of mobile phone and related components as an agent, while the sale of mobile phone and related components represent the “sale” of mobile phone and related components as a principal.

In 2008, the Company will strengthen our trading of mobile phones and related components. We will also put the assembling production factory situated in Changzhou, Jiangsu Province, China in commercial production. This factory will assemble mobile phones under the purchased trade mark namely “Tsinghua Unisplendour” and other mobile phone components on OEM basis.

Results of Operations for the Years Ended December 31, 2007 and 2006

During the year ended December 31, 2007, we experienced a net loss of $ 3,643,549. The loss is attributable to write off share based consulting fee of $5,637,887 during the year.

Revenue

The following table sets forth our net revenues by each operational division for the years ended December 31, 2007 and 2006:

	Year ended December 31, 2007	Year ended December 31, 2006	Variance
Design and Solution Provision for Mobile Phone	$-	$-	$-	-%
Trading of Mobile Phone & Related Components	2,241,726	51,719,412	(49,477,686)	-96%
	$2,241,726	$51,719,412	$(49,477,686)	-96%

Design and Solution Provision for Mobile Phone Segment Revenue

There is no revenue for our Design and Solution for Mobile Phone Segment for both the year ended December 31, 2007 and 2006 as we have ceased business of this segment since last quarter of 2006. The revenue for the year ended December 31, 2006 is netted with income from discontinuous operations.

Trading of Mobile Phone and Related Components Segment Revenue

During the year ended December 31, 2007, we derived $2,241,726 revenue from our Trading of Mobile Phone and Related Component operations, representing a decrease in revenue of $49,477,686 or 96% decrease from the comparable the year ended December 31, 2006 in which revenue from Trading of Mobile Phone and Related Components amounting to $51,719,412.

The decrease is due to different accounting policy in recognition of income in respect of trading mobile phones and related components. During 2007, we trade mobile phones and related components on commission basis. As a result, net revenues, at a rate of 6% based on the gross amount of $36,729,800 billed to the customers, are recorded as the Company’s income.

Cost of Sales

Cost of Sales by Segment for Years Ended December 31, 2007 and 2006 are set out as follows:

	Year ended December 31, 2007	Year ended December 31, 2006	Variance
Design and Solution Provision for Mobile Phone	$-	$-	$-	-%
Trading of Mobile Phone & Related Components	-	48,088,619	(48,088,619)	-100%
	$-	$48,088,619	$(48,088,619)	-100%

As a result of cessation of business in respect of design and solution provision for mobile phone as well as trading cost being netted with billed cost as revenue, the Company does not have any cost of sales for 2007.

Design and Solution Provision for Mobile Phone Segment

For the year ended December 31, 2006, cost of sales for our Design and Solution Provision for Mobile Phone   Segment were netted with the income from discontinuous operation.

Trading of Mobile Phone and Related Components Segment

Cost of sales for our Trading of Mobile Phone and Related Components   Segment for the year ended December 2006 were $48,088,619.

Selling and Administrative Expenses

Selling and Administrative Expenses (excluding depreciation, amortization of long-term deferred charges, amortization of intangible assets and loss on disposal of plant and equipment) by Segment for years ended December 31, 2007 and 2006 are summarized as follows:

	Year ended December 31, 2007	Year ended December 31, 2006	Variance
Design and Solution Provision for Mobile Phone	$-	$-	$-	-%
Trading Mobile Phone & Related Components	468,665	397,045	71,620	18.04%
	$468,665	$397,045	$71,620	18.04%

Selling, general and administrative expenses increased by $71,620 to $468,665 for year ended December 31, 2007 as compared to $397,045 for the year ended December 31, 2006. The increase in expenses was primarily attributable to increase in full time employees from 2 to 4.

Design and Solution Provision for Mobile Phones

There is no administrative expense for our Design and Solution for Mobile Phone Segment for both the years ended December 31, 2007 and 2006 as we have ceased business of this segment since last quarter of 2006. The selling and administrative expenses for the year ended December 31, 2006 are netted into income from discontinued operations.

Trading of Mobile Phone and Related Components

Selling, general and administrative expenses increased by $71,620 to $468,665 for year ended December 31, 2007 as compared to $397,045 for the year ended December 31, 2006. The increase in expenses was primarily attributable to increase in full time employees from 2 to 4.

Depreciation, Amortization of Long-term Deferred Charges, Amortization of Intangible Assets, and Loss on Disposal of Plant and Equipment

Below table set out the components of non-cash items:

	Year ended December 31, 2007	Year ended December 31, 2006
Loss on disposal of plant and equipment	$8,088	$-
Depreciation	4,665	6,586
Amortization of intangible assets	357,754	-
Amortization of long-term deferred consultancy fee	5,637,887	292,270
	$6,008,394	$298,856

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

Other Income (Expense)

Total other income for both periods presented was immaterial and consisted of the following:

	Year ended December 31, 2007	Year ended December 31, 2006
Other income
Interest income	$1,240	$1,154
Gain on disposal of subsidiaries	599,544	-
	$600,784	$1,154

Interest expense	$-	$-

For the year ended December 31, 2007, miscellaneous other income primarily includes gain on disposal of subsidiaries. For the year ended December 31, 2006, other than interest income there is no miscellaneous other income.

Net Loss

Net loss for 2007 was $3,634,549   compared to net profit of $2,452,161 in 2006. Loss is primarily attributed to write-off of long-term deferred consultancy fee.

Net Loss by Segment For Years Ended December 31, 2007 and 2006

	Year ended December 31, 2007	Year ended December 31, 2006	Variance
Design & Solution Provision for Mobile Phone	$599,544	$90,892	$508,652	560%
Trading Mobile Phone & Related Components	(4,234,093)	2,361,269	(6,595,362)-	279%
	$(3,634,549)	$2,452,161	$(6,086,710)-	248%

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

Liquidity and Capital Resources for the Years Ended December 31, 2007 and 2006

Cash flows from operating activities

We experienced positive cash flows provided by operations in the amount of $2,456,180 for the year ended December 31, 2007.

We experienced positive cash flows provided by operations in the amount of $7,850,597 for the year ended December 31, 2006.

Cash flows from investing activities

During 2007, we purchase a 10-year trade mark for $5,960,775 and pay $8,448,584 deposits for acquisition of plant and equipment, part of which financed by repayment receipt for amount due from a related party.

Cash flows from financing activities

During 2007, we receive $6,050,515 payment from a related party.

During 2006, we advance $8,869,787 to a related party and receive $951,129 from issuance of new shares.

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

/s/ Zhong Yi (Hong Kong)
Zhong Yi (Hong Kong) C.P.A. Company Limited
Certified Public Accountants

Hong Kong, China April 14, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Innocom Technology Holdings, Inc.

(Formerly Dolphin Productions, Inc.)

We have audited the accompanying consolidated balance sheet of Innocom Technology Holdings, Inc. (the “Company”) and its subsidiaries (collectively referred as the “Group”) as of December 31, 2006, and the related consolidated income statement, stockholders’ equity and cash flows for the year ended December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company and its subsidiaries as of December 31, 2006, and the consolidated results of their operations and their cash flows for the year ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

/s/ Dominic K.F. Chan & Co.
Dominic K.F. Chan & Co
Certified Public Accountants Hong Kong May 16, 2007, except for Note 20 as to which the date is November 10, 2010

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

INNOCOM TECHNOLOGY HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Year ended December 31, 2007	Year ended December 31, 2006
REVENUES, NET	$2,241,726	$51,719,412

COST OF REVENUES	-	48,088,619

GROSS PROFIT	2,241,726	3,630,793
Operating expenses:
Sales and marketing	-	129,299
General and administrative	6,468,971	566,602
Total operating expenses	6,468,971	695,901
(LOSS) INCOME FROM OPERATIONS	(4,227,245)	2,934,892
Other income (expense):
Interest income	1,240	1,154
Loss from disposal of plant and equipment	(8,088)	-

(LOSS) INCOME BEFORE INCOME TAX	(4,234,093)	2,936,046

Income tax expenses	-	(574,777)

(LOSS) INCOME FROM CONTINUING OPERATIONS	(4,234,093)	2,361,269

INCOME FROM DISCONTINUED OPERATIONS	-	90,892

GAIN FROM DISPOSAL OF DISCONTINUED OPERATIONS	599,544	-

NET (LOSS) INCOME	$(3,634,549)	$2,452,161

Other comprehensive (loss) income:
- Foreign currency translation (loss) gain	(8,766)	131,329

COMPREHENSIVE (LOSS) INCOME	$(3,643,315)	$2,583,490

Income from continuing operation per share - basic and diluted	$(0.11)	$0.11

Income from discontinued operation per share - basic and diluted	$0.01	$0.00

Net (loss) income per share - Basic and diluted	$(0.10)	$0.11

Weighted average number of shares outstanding during the year - Basic and diluted	37,898,251	21,398,394

See accompanying notes to consolidated financial statements.

INNOCOM TECHNOLOGY HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

(Currency expressed in United States Dollars (“US$”))

	Year ended December 31, 2007	Year ended December 31, 2006
Cash flows from operating activities:
(Loss) income from continuing operations	$(4,234,093)	$2,361,269
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	4,665	213,287
Amortization of long-term deferred charges	5,637,887	292,270
Amortization of intangible assets	357,754	-
Loss on disposal of plant and equipment	8,088	-
Change in operating assets and liabilities:
Accounts receivable, trade	1,458,289	6,606,933
Inventories	-	299,097
Prepaid expenses and other receivables	55,185	(4,916,134)
Accounts payable, trade	(1,334,983)	1,269,749
Deferred revenue	400,411	-
Income tax payable	-	590,143
Other payables and accrued liabilities	102,977	1,043,091
Net cash provided by operating activities	2,456,180	7,759,705

Net cash provided by discontinued operations	-	90,892

Cash flows from investing activities:
Amount due to a related party	128	-
Payments to the investment in an unconsolidated entity	(8,448,584)	-
Purchase of intangible assets	(5,960,775)	-
Purchase of plant and equipment	(3,331)	(66,701)
Net cash used in investing activities	(14,412,562)	(66,701)

Proceeds from disposal of subsidiaries, net of cash balance	5,808,243	-
Net cash provided by discontinued operations	5,808,243	-

Cash flows from financing activities:
Amount due from a related party	6,050,515	(8,869,787)
Proceeds from issuance of common stocks	-	1,075,782
Issuing expenses	-	(124,653)
Net cash provided by financing activities	6,050,515	(7,918,658)

Effect of exchange rate changes on cash and cash equivalents	(67)	131,329

NET CHANGE IN CASH AND CASH EQUIVALENTS	(97,691)	(3,433)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	101,288	104,721

CASH AND CASH EQUIVALENTS, END OF YEAR	$3,597	$101,288

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest expenses	$1,149	$-

See accompanying notes to consolidated financial statements

INNOCOM TECHNOLOGY HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Common stock		Additional paid-in capital	Accumulated other comprehensive income	Retained earnings (accumulated deficits)	Total stockholders’ equity
	No. of share	Amount
Balance as of January 1, 2006	770,000	$770	$55,231	$49,089	$6,133,023	$6,238,113

Issuance of common stock	1,398,251	1,398	1,074,384	-	-	1,075,782

Recapitalization	32,162,500	32,163	(32,163)	-	-	-

Issuance of common stock in lieu of professional fee	567,500	567	-	-	-	567

Exercise of share options	3,000,000	3,000	5,929,000	-	-	5,932,000

Share issuing costs	-	-	(125,220)	-	-	(125,220)

Net income for the year	-	-	-	-	2,452,161	2,452,161

Foreign currency translation adjustment	-	-	-	131,329	-	131,329
Balance as of December 31, 2006	37,898,251	37,898	6,901,232	180,418	8,585,184	15,704,732

Net loss for the year	-	-	-	-	(3,634,549)	(3,634,549)

Foreign currency translation adjustment	-	-	-	(8,766)	-	(8,766)
Balance as of December 31, 2007	37,898,251	$37,898	$6,901,232	$171,652	$4,950,635	$12,061,417

See accompanying notes to consolidated financial statements.

INNOCOM TECHNOLOGY HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

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

•

Deferred revenue

The Company generally receives advanced payments from customers upon the sales orders in the normal course of business. Advances from customers are recognized in revenue when delivery has occurred.

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

•

Valuation of long-lived assets

Long-lived assets primarily include property and equipment and intangible assets. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets ”, the Company periodically reviews long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives are no longer appropriate. Each impairment test is based on a comparison of the undiscounted cash flows to the recorded value of the asset. If an impairment is indicated, the asset is written down to its estimated fair value based on a discounted cash flow analysis. Determining the fair value of long-lived assets includes significant judgment by management, and different judgments could yield different results. There has been no impairment as of December 31, 2007 or 2006.

•

Revenue recognition

In accordance with the SEC’s Staff Accounting Bulletin No. 104, Revenue Recognition , the Company records revenue when services are received by the customers and realized the amounts net of provisions for discounts, allowance and taxes which are recognized at the time of services performed.

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

For the year ended December 31, 2006, the Company follows guidance of EITF 99-19 and records revenues on a gross basis since the Company has the risks and rewards of ownership, latitude in selection of vendors and pricing, and bears all credit risk. Revenue from sales of the products is recognized when the significant risks and rewards of ownership have been transferred to the buyer at the time of delivery and the sales price is fixed or determinable and collection is reasonably assured.

•

Advertising cost

The Company expenses advertising costs as incurred in accordance with SOP 93-7 “Reporting for Advertising Costs”. Advertising expenses of $0 and $644 were incurred for the years ended December 31, 2007 and 2006, respectively.

•

Research and development costs

Research and development costs mainly related to labor cost incurred in the development of new products and manufacturing methods and are charged to expense as incurred. No such cost was incurred for the years ended December 31, 2007 and 2006.

•

Comprehensive (loss) income

SFAS No. 130, “Reporting Comprehensive Income” , establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income as defined includes all changes in equity during a period from non-owner sources. Accumulated comprehensive income, as presented in the accompanying consolidated statements of stockholders’ equity consists of changes in unrealized gains and losses on foreign currency translation. This comprehensive income is not included in the computation of income tax expense or benefit.

•

Income taxes

The Company accounts for income tax using SFAS No. 109 “Accounting for Income Taxes” , which requires the asset and liability approach for financial accounting and reporting for income taxes. Under this approach, deferred income taxes are provided for the estimated future tax effects attributable to temporary differences between financial statement carrying amounts of assets and liabilities and their respective tax bases, and for the expected future tax benefits from loss carry-forwards and provisions, if any. Deferred tax assets and liabilities are measured using the enacted tax rates expected in the years of recovery or reversal and the effect from a change in tax rates is recognized in the consolidated statement of operations and comprehensive income in the period of enactment. A valuation allowance is provided to reduce the amount of deferred tax assets if it is considered more likely than not that some portion of, or all of the deferred tax assets will not be realized.

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

•

Net (loss) income per share

The Company calculates net (loss) income per share in accordance with SFAS No. 128, “Earnings per Share” . Basic (loss) income per share is computed by dividing the net (loss) income by the weighted-average number of common shares outstanding during the year. Diluted (loss) income per share is computed similar to basic (loss) income per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common stock equivalents had been issued and if the additional common shares were dilutive.

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

In general, assets and liabilities are translated into US$, in accordance with SFAS No. 52, “ Foreign Currency Translation” , using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the year. The gains and losses resulting from translation of financial statements of foreign subsidiaries are recorded as a separate component of accumulated other comprehensive income within the statement of stockholders’ equity.

Translation of amounts from HK$ into US$ has been made at the following exchange rates for the respective year:

	2007	2006
Year end RMB:US$ exchange rate	7.3141	7.8003
Average rates RMB:US$ exchange rate	7.5633	7.9637
Year end HK$:US$ exchange rate	7.8049	7.7593
Average rates HK$:US$ exchange rate	7.8026	7.7499

•

Stock-based compensation

The Company adopts SFAS No. 123 (revised 2004), " Share-Based Payment " ("SFAS No. 123(R)") using the fair value method. Under SFAS No. 123(R), the stock-based compensation is measured using the Black-Scholes Option-Pricing model on the date of grant under the modified prospective method. The fair value of stock-based compensation that are expected to vest are recognized using the straight-line method over the requisite service period.

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

•

Fair value of financial instruments

The Company values its financial instruments as required by Statement of Financial Accounting Standard (SFAS) No. 107, “Disclosures about Fair Value of Financial Instruments” . The estimated fair value amounts have been determined by the Company, using available market information and appropriate valuation methodologies. The estimates presented herein are not necessarily indicative of amounts that the Company could realize in a current market exchange.

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

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements--An Amendment of ARB No. 51, or SFAS No. 160" . SFAS No. 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. The Company believes that SFAS 160 should not have a material impact on the consolidated financial position or results of operations.

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

Total revenues related to the discontinued operations were $0 and $1,003,320 for the years ended December 31, 2007 and 2006, respectively. There were no assets or liabilities of Beijing Operation in the consolidated balance sheets as of December 31, 2007 and 2006 and the results of operations have been reclassified as income from discontinued operations in the consolidated statements of operations for all dates and periods presented.

4.

ACCOUNTS RECEIVABLE, NET

The majority of the Company’s sales are on credit terms and in accordance with terms specified in the contracts governing the relevant transactions. The Company evaluates the need of an allowance for doubtful accounts based on specifically identified amounts that management believes to be uncollectible. If actual collections experience changes, revisions to the allowance may be required. Based upon the aforementioned criteria, no allowance for doubtful accounts is provided for the years ended December 31, 2007 and 2006 respectively.

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

Amortization expense for the years ended December 31, 2007 and 2006 was $5,637,887 and $292,270, respectively.

10.

PLANT AND EQUIPMENT, NET

Plant and equipment, net consisted of:

	As of December 31,
	2007	2006
Building improvements	-	215,825
Furniture, fixtures and office equipment	-	183,454
Computer hardware and software	-	357,445
Machinery and equipment	$3,331	$699,235
Motor vehicles	-	64,358
	3,331	1,520,317
Less: accumulated depreciation	(1,249)	(854,045)
Net book value	$2,082	$666,272

Depreciation expense for the years ended December 31, 2007 and 2006 was $4,665 and $213,287, respectively.

11.

OTHER PAYABLES AND ACCRUED LIABILITIES

Other payables and accrued liabilities consisted of the followings:

	As of December 31,
	2007	2006
Accrued expenses	$197,697	$129,885
Other payables	-	1,696,218
Customers deposit	-	668,671
	$197,697	$2,494,774

12.

GENERAL AND ADMINISTRATIVE EXPENSE

General and administrative expense consisted of the followings:

	Year ended December 31, 2007	Year ended December 31, 2006
Amortization for long-term deferred charge	$5,637,887	$292,270
Amortization for intangible assets	357,754	-
Professional fee	90,415	54,962
Rent expense	122,124	53,698
Salaries	79,863	47,821
Others operating expense	180,928	117,851
	$6,468,971	$566,602

13.

INCOME TAXES

The Company is registered in the United States of America and has operations in four tax jurisdictions: United States of America, British Virgin Island, Hong Kong and the PRC. The components of (loss) income before income taxes are as follows:

	Year ended December 31, 2007	Year ended December 31, 2006
Continuing operations in tax jurisdictions from:
Hong Kong	$1,257,733	$3,284,096
British Virgin Islands	237,831	(256)
United States of America	(5,729,657)	(347,794)

	(4,234,093)	2,936,046
Discontinued operations in tax jurisdictions from:
Hong Kong	599,544	-
The PRC	-	90,892
(Loss) income before income taxes	$(3,634,549)	$3,026,938

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

Hong Kong

For the year ended December 31, 2007, all of its net revenue are generated from its agency business and those incomes are considered offshore income and are exempted from Hong Kong profits tax. For the year ended December 31, 2006, income tax expense represents Hong Kong profits tax of $574,777 for the subsidiary operating in Hong Kong. Hong Kong profits tax rate is 17.5% on the subsidiary's estimated assessable profits arising in Hong Kong during the periods presented. A reconciliation of income before income taxes to the effective tax rate for the Hong Kong subsidiary as follows:

	Year ended December 31, 2007	Year ended December 31, 2006
Income before income taxes	$1,857,277	$3,026,938
Statutory income tax rate	17.5	17.5
Income tax expense at statutory tax rate	325,023	529,714
Non-deductible expenses for income tax purposes	-	60,969
Non-taxable income for income tax purposes	(325,023)	-
Tax exemption granted to PRC subsidiary	-	(15,906)
Income tax expense at effective tax rate	$-	$574,777

Its effective income tax rates for the years ended December 31, 2007 and the 2006 were 0% and 18% respectively.

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

The following table sets forth the computation of basic and diluted net (loss) income per share for the years ended December 31, 2007 and 2006:

	Year ended December 31, 2007	Year ended December 31, 2006
Basis and diluted net (loss) income per share calculation
Numerator:
- Net (loss) income in computing basic net income per share	$(3,634,549)	$2,452,161

Denominator:
- Weighted average common stock outstanding	37,898,251	21,398,394
Basic and diluted net (loss) income per share	$(0.10)	$0.11

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

The MPF Scheme is available to all employees aged 18 to 64 with at least 60 days of service in the employment in Hong Kong. Contributions are made by The Company’s subsidiaries operating in Hong Kong at 5% of the participants’ relevant income with a ceiling of HK$20,000. The participants are entitled to 100% of The Company’s contributions together with accrued returns irrespective of their length of service with The Company, but the benefits are required by law to be preserved until the retirement age of 65. The total contributions made for MPF Scheme were $3,141 and $622 for the years ended December 31, 2007 and 2006, respectively.

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

The aggregate amount of such employee benefits were $0 and $4,156 for the years ended December 31, 2007 and 2006, respectively.

17.

SEGMENT INFORMATION

The Company’s business units have been aggregated into two reportable segments: (1) Trading of mobile phone handsets and components and (2) Provision of design and solution for mobile phone. The Company operates these segments in the PRC and Hong Kong and all of the identifiable assets of the Company are located in the PRC and Hong Kong during the period presented.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note 2). The Company had no inter-segment sales for the years ended December 31, 2007 and 2006. The Company’s reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and marketing strategies.

Summarized financial information concerning the Company’s reportable segments is shown in the following table for the years ended December 31, 2007 and 2006:

	Year ended December 31, 2007
	Provision of design & solution for mobile phone	Trading of mobile phone handsets & related components	Total
Revenue, net	$-	$2,241,726	$2,241,726
Depreciation	-	4,665	4,665
Amortization	-	5,995,641	5,995,641
Income from discontinued operations	599,544	-	599,544
Net loss	-	(4,234,093)	(4,234,093)
Total assets	$-	$14,098,908	$14,098,908

During 2007, the business in the provision of design and solution for mobile phone was discontinued upon the disposal of the subsidiaries.

	Year ended December 31, 2006
	Provision of design & solution for mobile phone	Trading of mobile phone handsets & related components	Total
Operating revenues	$1,003,320	$51,719,412	$52,722,732
Cost of revenues	(717,912)	(48,088,619)	(48,806,531
Gross profit	285,408	3,630,793	3,916,201
Depreciation	-	213,287	213,287
Amortization	-	292,270	292,270
Income from discontinued operations	90,892	-	90,892
Net income	-	2,361,269	2,361,269
Total assets	$-	$21,191,881	$21,191,881

For the year ended December 31, 2006, the Company’s operations are primarily in Hong Kong and China and the Company’s sales, gross profit and total assets attributable to other geographical areas are less than 10% of the consolidated totals for the year ended December 31, 2006.

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

For the year ended December 31, 2006, the customer who accounted for 10% or more of revenues of the Company are presented as follows:

	Year ended December 31, 2006
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

19.

COMMITMENT AND CONTINGENCIES

(a)   Operating lease commitment

The Company leases an office premise under a non-cancelable operating lease for a period of 2 years due June 30, 2008. Costs incurred under this operating lease are recorded as rent expense and totaled approximately $104,581 and $54,212 for the years ended December 31, 2007 and 2006.

Year ending December 31,
2008	$52,275

(b)   Capital commitment

As of December 31, 2007, the Company has the following capital commitments:

Planned acquisition of land and building

The Company has entered into a Provisional agreement dated September 29, 2006 to purchase land and building in PRC to establish an assembly line of mobile phone handset. There is a definitive sale and purchase agreement entered up to the date of this report. As of December 31, 2007, the Company has contracted for plant and equipment amounting to $7,240,248 (RMB 52,955,898), of which $3,517,582 (RMB25,727,949) was paid to the vendors.

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

21.

RESTATEMENT

As the Company has its original financial year end on September 30, and then it is changed to December 31 in conformity with the merged entity – ITHL, therefore, the consolidated financial statements presented on recapitalization accounting would cover the operating result of the Company for a period of 15-months from October 1, 2005 to December 31, 2006. The restatement does not have any impact on the financial statements.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Based on their evaluation as of December 31, 2007, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as definded in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were sufficiently effective to ensure that the information required to be disclosed by us in this Annual Report on Form 10-K/A was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and instructions for Form 10-K/A.

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

Item 11. Executive Compensation

COMPENSATION DISCUSSION AND ANALYSIS

Background and Compensation Philosophy

Our board of directors consists of seven individuals : (1) William Hui Yan Sui, our Chief Executive Officer, Chairman of the Board and beneficial owner of 60.97% of our common stock; (2) Tang Chin Pang, Eric, our Executive Director; (3) Cheung Wai Hung, Eddie, our Chief Financial Officer; (4) Tan Ah Mee, a non-executive director; (5) Lau Yiu Nam, Eric, a non-executive director; (6) Tay, Siew Leng, a non-executive director; and (7) Qian Jian Yu, Mike, a non-executive director. Our board of directors have historically determined the compensation to be paid to our executive officers based on our financial and operating performance and prospects, the level of compensation paid to similarly situated executives in comparably sized companies and contributions made by the officers’ to our success. Each of the named officers will be measured by a series of performance criteria by the board of directors , or the compensation committee when it is established, on a yearly basis. Such criteria will be set forth based on certain objective parameters such as job characteristics, required professionalism, management skills, interpersonal skills, related experience, personal performance and overall corporate performance.

Our board of directors have not adopted or established a formal policy or procedure for determining the amount of compensation paid to our executive officers. Mr. Sui, Mr. Pang and Mr. Hung have been and may continue to be involved when our board of directors deliberate compensation issues related to their compensation.

As our executive leadership and board of directors grow , our board of directors may decide to form a compensation committee charged with the oversight of executive compensation plans, policies and programs.

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

Base Salary

The yearly base salary of Mr. Cheung Wai Hung for the 2007 was $33,654.00. Mr. Hui Yan Sui and Mr. Tang Chin Pang received no salary in 2007.

Discretionary Bonus

We have not provided our executive officers with any discretionary bonuses at the moment but our board of directors may consider the necessity of such scheme in the future based on our financial and operating performance and prospects, the level of compensation paid to similarly situated executives in comparably sized companies and contributions made by the officers’ to our success

Equity Incentives

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

Item 14. Principal Accountant Fees and Services.

The following is a summary of the fees billed to us by Zhong Yi (Hong Kong) C.P.A. Company Limited (“Zhong”), the Company’s current auditors and Dominic K.F. Chan & Co., the Company’s former auditors (“Chan” for the services rendered during the year ended December 31, 2006 and the first three quarters of the fiscal year 2007) for professional services rendered for the years ended December 31, 2007 and 2006:

	Year ended December 31, 2007		Year ended December 31, 2006
Service	Zhong	Chan	Chan
Audit Fees	$64,981	$25,434	$54,962

Audit Related
Fees	0	0	0

Tax Fees	0	0	0

All Other Fees	0	0	0

TOTAL	$64,981	$25,434	$54,962

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

Item 15. Exhibits, Financial Statement Schedules.

(a) Financial Statements

The financial statements are set forth under Item 8 of this Annual Report on Form 10-K/A. Financial statement schedules have been omitted since they are either not required, not applicable, or the information is otherwise included.

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

INNOCOM TECHNOLOGY HOLDINGS, INC.

Dated: January 21, 2011	/s/ William Yan Sui Hui
William Yan Sui Hui, Chief Executive Officer (Principal executive officer)

Dated: January 21, 2011	/s/ Eddie Cheung Wai Hung
Eddie Cheung Wai Hung, Chief Financial Officer (Principal financial officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated by the dates.

/s/ William Hui Yan Sui	/s/ Eric Tang Chin Pang
Yan Sui Hui, William Director	Tang Chin Pang, Eric, Director

Dated: January 21, 2011	Dated: January 21, 2011