Form 10-Q/A
period 2008-03-31
INNOCOM TECHNOLOGY HOLDINGS, INC.
filed 2011-01-26
CIK 1076541

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

 X .     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarter ended March 31, 2008

-OR-

     .     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

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

FORM 10-Q/A

Quarter Ended March 31, 2008

SPECIAL NOTE ON FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q/A, including "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 2 of Part I of this report include forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by forward-looking statements.

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

As of March 31, 2008, the Company had incurred a net loss of $ 15,038 and a negative operating cash flow of $81,717 . The continuation of the Company is dependent upon the continuing financial support of shareholders and obtaining short-term and long-term financing, generating significant revenue and achieving profitability. The actions involve certain cost-saving initiatives and growing strategies, including the commencement of assembly lines in the production of mobile handsets in China. As a result, the consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of the Company’s ability to continue as a going concern.

NOTE - 4   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

•

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

•

Valuation of long-lived assets

Long-lived assets primarily include plant and equipment and intangible assets. In accordance with SFAS No. 144, “ Accounting for the Impairment or Disposal of Long-Lived Assets ”, the Company periodically reviews long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives are no longer appropriate. Each impairment test is based on a comparison of the undiscounted cash flows to the recorded value of the asset. If an impairment is indicated, the asset is written down to its estimated fair value based on a discounted cash flow analysis. Determining the fair value of long-lived assets includes significant judgment by management, and different judgments could yield different results. There has been no impairment as of March 31, 2008.

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

Results of Operations for the Three Months Ended March 31, 2008 and March 31, 2007

During the three months ended March 31, 2008, we experienced a net loss of $15,038 compared to a net loss of $310,911 for the three months ended March 31, 2007 . The loss is attributable to seasonal effect of low season period,

Revenue

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

ITEM 4T.   CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures .

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

INNOCOM TECHNOLOGY HOLDINGS, INC.

/s/ William Yan Sui Hui
Dated: January 21, 2011	William Yan Sui Hui, Chief Executive Officer (Principal executive officer)

/s/ Cheung Wai Hung, Eddie
Dated: January 21, 2011	Cheung Wai Hung, Eddie, Chief Financial Officer (Principal financial officer)