Form 10-Q/A
period 2008-06-30
INNOCOM TECHNOLOGY HOLDINGS, INC.
filed 2011-01-26
CIK 1076541

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

INNOCOM TECHNOLOGY HOLDINGS, INC.

FORM 10-Q/A

Quarter Ended June 30, 2008

TABLE OF CONTENTS

		Page
	PART I— FINANCIAL INFORMATION

Item 1	Financial Statements	4

	Condensed Consolidated Balance Sheets as of June 30, 2008 (unaudited) and December 31, 2007 (audited)	5

	Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income for the Three Months and Six Months Ended June 30, 2008 and 2007 (unaudited)	6

	Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2008 and 2007 (unaudited)	7

	Condensed Consolidated Statements of Stockholders’ Equity for the Six Months Ended June 30, 2008 (unaudited)	8

	Notes to Condensed Consolidated Financial Statements for the Six Months Ended June 30, 2008 (unaudited)	9

Item 2	Managements Discussion and Analysis of Financial Condition and Results of Operation	20

Item 3	Quantitative and Qualitative Disclosures About Market Risk	23

Item 4T	Controls and Procedures	23

	PART II—OTHER INFORMATION

Item 1	Legal Proceedings	23

Item 1A	Risk Factors	24

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	33

Item 3	Defaults Upon Senior Securities	33

Item 4	Submission of Matters to a Vote of Security Holders	33

Item 5	Other Information	33

Item 6	Exhibits	33

	SIGNATURES	34

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

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” ("SFAS No. 162"). This statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements in conformity with generally accepted accounting principles (GAAP) in the United States. This statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles” . The Company does not expect the adoption of SFAS No. 162 to have a material effect on the financial condition or results of operations of the Company.

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

Net assets disposed of:	Unaudited

Current assets	7,057,381
Current liabilities	(1,440,280)

Net assets	5,617,101

Total consideration, satisfied by cash	5,617,101

Gain or loss from the disposal	-

On May 8, 2008, the Company completed the establishment of a new subsidiary upon the approval from the PRC local government. The subsidiary is registered as a limited liability company on January 19, 2007 in Chang Zhou City, Jiang Su Province, the PRC with the registered and paid-in capital of $4,943,997 (equivalent to RMB 37,960,812). As of June 30, 2008, the total investment in a subsidiary is approximated as $8,487,661 including the acquisition of land use rights and plant and equipment. Its operation is currently considered as the start up phase and principally engaged in manufacturing and trading of mobile communication products and components. The production from its assembly line will be commenced in the third quarter of 2008.

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

As of June 30, 2008, short-term bank loans were as fol lows:

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

NOTE - 11   INCOME TAXES

For the period ended June 30, 2008 and 2007, the local (“the United States”) and foreign components of income (loss) before income taxes were comprised of the following:

	Six months ended June 30,
	2008	2007

Local	$(18,895)	$(1,020,198)(
Foreign	(627,508)	1,074,681

(Loss) income before income taxes	$(646,403)	$54,483

The provision for income taxes consisted of the following:

	Six months ended June 30,
	2008	2007
Current:
Local	$-	$-
Foreign	-	83,431

Deferred:
Local	-	-
Foreign	-	-

Provision for income taxes	$-	$83,431

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Foreign Exchange Risk

While our reporting currency is the U.S. Dollar, all of our consolidated revenues and consolidated costs and expenses are denominated in Renminbi. All of our assets are denominated in RMB except for cash. As a result, we are exposed to foreign exchange risk as our revenues and results of operations may be affected by fluctuations in the exchange rate between U.S. Dollars and RMB. If the RMB depreciates against the U.S. Dollar, the value of our RMB revenues, earnings and assets as expressed in our U.S. Dollar fina ncial stat em ents will decline. We have not entered into any hedging transactions in an effort to reduce our exposure to foreign exchange risk.

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

ITEM 4T.   CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures .

Based on an evaluation under the supervision and with the participation of management, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as defined in Section 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act") were effective as of June 30, 2008 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Our business depends on continued growth in mobile communications in terms of the number of existing mobile subscribers who upgrade or simply replace their existing mobile devices, the number of new subscribers and increased usage. As well, our sales and profitability are affected by the extent to which there is increasing demand for, and development of, value-added services, leading to opportunities for us to successfully market mobile devices that feature these services. These developments in our industry are to a certain extent outside of our control. For example, we are dependent on operators in highly penetrated markets to successfully introduce services that cause a substantial increase in usage of voice and data. Further, in order to support a continued increase in mobile subscribers in certain low-penetration markets, we are dependent on operators to increase their sales volumes of lower-cost mobile devices and to offer affordable tariffs. If operators are not successful in their attempts to increase subscrib er numbers, stimulate increased usage or drive replacement sales, our business and results of operations could be materially adversely affected.

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

A variety of factors discussed throughout these Risk Factors could affect our ability to reach our targets and give accurate forecasts. Although, we can influence some of these factors, some of them depend on external factors that are beyond our control.  In our mobile device businesses, we seek to maintain healthy levels of sales and profitability through offering a competitive portfolio o f mobile devices, growing faster than the market, working to improve our operational efficiency, controlling our costs, and targeting timely and successful product introductions and shipments. The quarterly and annual sales and operating results in our mobile device businesses also depend on a number of other factors that are not within our control. Such factors include the global growth in mobile device volumes, which is influenced by, among other factors, regional economic factors, competitive pressures, regulatory environment, the timing and success of product and service introductions by various market participants, including network operators, the commercial acceptance of new mobile devices, technologies and services, and operators' and distributors' financial situations. Our sales and operating results are also impacted by fluctuations in exchange rates and at the quarterly level by seasonality. In developing markets, the availability and cost, through affordable tariffs, of mobile phone service compared with the availability and cost of fixed line networks may also impact volume growth.

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

Our manufacturing and logistics are complex, require advanced and costly equipment and include outsourcing to third parties. These operations are continuously modified in an effort to improve manufacturing efficiency and flexibility. We may experience difficulties in adapting our supply to the demand for our products, ramping up or down production at our facilities, adopting new manufacturing processes, finding the most timely way to develop the best technical solutions for new products, or achieving manufacturing efficiency and flexibility, whether we manufacture our products and solutions ourselves or outsource to third parties. Such difficulties may have a material adverse effect on our sales and results of operations and may result from, among other things: delays in adjusting or upgrading production at our facilities, delays in expanding production capacity, failure in our manufacturing and logistics processes, failures in the activities we have outsourced, and interruptions in the data communication systems that run our operations. Also, a failure or an interruption could occur at any stage of our product creation, manufacturing and delivery processes, resulting in our products and solutions not meeting our and our customers' quality, safety and other requirements, or being deliv ered late, which could have a material adverse effect on our sales, our results of operations and reputation and the value of the Company brand.

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

There has been public speculation about possible health risks to individuals from exposure to electromagnetic fields from base stations and from the use of mobile devices. While a substantial amount of scientific research conducted to date by various independent research bodies has indicated that these radio signals, at levels withi n the limits prescribed by public health authority safety standards and recommendations, present no adverse effect to human health, we cannot be  certain that future studies, irrespective of their scientific basis, will not suggest a link between electromagnetic fields and adverse health effects that would adversely affect our sales and share price. Research into these issues is ongoing by government agencies, international health organizations and other scientific bodies in order to develop a better scientific and public understanding of these issues.

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

Some of our competitors have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical and marketing resources than ours. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the ability of their products or services to address the needs of our prospective clients. In addition, most online advertising companies are seeking to broaden their business models, so that companies that do not currently compete directly wi th us may decide to compete more directly with us in the future. We may be unable to compete successfully against current or future competitors.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.   OTHER INFORMATION

None.

ITEM 6.   EXHIBITS

INDEX TO EXHIBITS

OF

INNOCOM TECHNOLOGY HOLDINGS, INC.

31.1	Rule 13a-14 (a)/15d-14 (a) Certification of Chief Executive Officer

31.2	Rule 13a-14 (a)/15d-14 (a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

99.1	Unaudited Pro forma Financial Information

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