Form 10-Q/A
period 2008-09-30
INNOCOM TECHNOLOGY HOLDINGS, INC.
filed 2011-01-26
CIK 1076541

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

INNOCOM TECHNOLOGY HOLDINGS, INC.

FORM 10-Q/A

Quarter Ended September 30, 2008

TABLE OF CONTENTS

	PART I— FINANCIAL INFORMATION	Page

Item 1	Financial Statements	4

	Condensed Consolidated Balance Sheets as of September 30, 2008 (unaudited) and December 31, 2007 (audited)	5

	Condensed Consolidated Statements of Operations and Comprehensive(Loss) Income for the Three Months and Nine Months Ended September 30, 2008 and 2007 (unaudited)	6

	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2008 and 2007 (unaudited)	7

	Condensed Consolidated Statement of Stockholders’ Equity for the Nine Months Ended September 30, 2008 (unaudited)	8

	Notes to Condensed Consolidated Financial Statements	9

Item 2	Managements Discussion and Analysis of Financial Condition and Results of Operation	18

Item 3	Quantitative and Qualitative Disclosures About Market Risk	21

Item 4T	Controls and Procedures	21

	PART II—OTHER INFORMATION

Item 1	Legal Proceedings	21

Item 1A	Risk Factors	22

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	30

Item 3	Defaults Upon Senior Securities	30

Item 4	Submission of Matters to a Vote of Security Holders	30

Item 5	Other Information	31

Item 6	Exhibits	31

	SIGNATURES	31

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

PART I.  FINANCIAL INFORMATION

ITEM  1. Financial Statements

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

INNOCOM TECHNOLOGY HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2008 AND DECEMBER 31, 2007

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	September 30, 2008	December 31, 2007
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$527,146	$3,597
Inventories	139,430	-
Prepayments and other receivables	238,485	26,636

Total current assets	905,061	30,233

Non-current assets:
Investment in an unconsolidated affiliate	-	8,463,464
Intangible assets, net	5,179,121	5,603,129
Land use right, net	3,109,170	-
Property, plant and equipment, net	7,319,246	2,082

TOTAL ASSETS	$16,512,598	$14,098,908

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Bank overdraft	$33,503	$-
Short-term loan	512,065	-
Accounts payable	81,491	-
Amount due to a related party	2,085,809	128
Deferred revenue	76,411	400,290
Income tax payable	-	1,439,376
Other payables and accrued liabilities	1,972,447	197,697

Total current liabilities	4,761,726	2,037,491

TOTAL LIABILITIES	4,761,726	2,037,491

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.001 par value; 50,000,000 shares authorized; 37,898,251 shares and 37,898,251 shares issued and outstanding as of September 30, 2008 and December 31, 2007	37,898	37,898
Additional paid-in capital	6,901,232	6,901,232
Accumulated other comprehensive income	789,571	171,652
Retained earnings	4,022,171	4,950,635

Total stockholders’ equity	11,750,872	12,061,417

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$16,512,598	$14,098,908

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

In general, assets and liabilities are translated into US$, in accordance with SFAS No. 52, “Foreign Currency Translation” , using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the period. The gains and losses resulting from translation of financial statements of foreign subsidiaries are recorded as a separate component of accumulated other comprehensive income within the statement of stockholders’ equity.

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

In May 2008, the FASB issued SFAS No. 163, "Accounting for Financial Guarantee Insurance Contracts—an interpretation of FASB Statement No. 60” ("SFAS No. 163"). SFAS No. 163 interprets Statement 60 and amends existing accounting pronouncements to clarify their application to the financial guarantee insurance contracts included within the scope of that Statement. SFAS No. 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended December 31, 2009. The Company is currently evaluating the impact of SFAS No. 163 on its financial statements but does not expect it to have an effect on the Company's financial position, results of operations or cash flows.

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

Also in June 2008, the FASB ratified EITF No. 07-5, "Determining Whether an Instrument (or an Embedded Feature) is Indexed to an Entity's Own Stock " ("EITF 07-5"). EITF 07-5 provides that an entity should use a two-step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument's contingent exercise and settlement provisions. EITF 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008. Early application is not permitted. The Company is assessing the potential impact of this EITF 07-5 on the financial condition and results of operations and does not expect it to have an effect on the Company's financial position, results of operations or cash flows.

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

ITEM 4T.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.

Based on an evaluation under the supervision and with the participation of management, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as defined in Section 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange  Act") were effective as of September 30, 2008 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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