Form 10-Q/A
period 2009-03-31
INNOCOM TECHNOLOGY HOLDINGS, INC.
filed 2011-01-26
CIK 1076541

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

PART I. FINANCIAL INFORMATION

ITEM  1. Financial Statements

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Page
Condensed Consolidated Balance Sheets as of March 31, 2009 and December 31, 2008	5

Condensed Consolidated Statements of Operations And Comprehensive Income (Loss) for the three months ended March 31, 2009 and 2008 and for the period from January 19, 2007 (Inception) through March 31, 2009	6

Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2009 and 2008 and for the period from January 19, 2007 (Inception) through March 31, 2009	7

Condensed Consolidated Statement of Stockholders’ Equity (Deficit) for the period from January 19, 2007 (Inception) through March 31, 2009	8

Notes to Condensed Consolidated Financial Statements	9

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

•

Development stage company

The Company has no substantive operations as of March 31, 2009 and the historical operations of the Company relating to its planned manufacturing facility in the PRC are presented for the period from January 19, 2007 (date of inception). The Company is considered as a development stage company in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 7,  “Accounting and Reporting by Development Stage Enterprises” .

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

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008 AND FOR THE PERIOD FROM JANUARY 19, 2007 (INCEPTION) THROUGH MARCH 31, 2009

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

•

Fair value of financial instruments

The Company values its financial instruments as required by SFAS No. 107, “Disclosures about Fair Value of Financial Instruments” .The estimated fair value amounts have been determined by the Company, using available market information and appropriate valuation methodologies. The estimates presented herein are not necessarily indicative of amounts that the Company could realize in a current market exchange.

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

In December 2008, the FASB issues Staff Position (“FSP”) No. 140-4 and FIN 46(R)-8, “Disclosures by Public Entities about Transfers of Financial Assets and Interests in Variable Interest Entities”.  The purpose of this FSP is to promptly increase disclosures by public entities and enterprises until the pending amendments to SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, (“SFAS No. 140”) and FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities” , (“FIN 46(R)”) are finalized and approved by the FASB. The FSP is effective for reporting periods (interim and annual) ending after December 15, 2008. This adoption did not have any impact on the consolidated financial statements.

On January 12, 2009, the FASB issued FSP EITF 99-20-01, “Amendment to the Impairment Guidance of EITF Issue No. 99-20”. This FSP amends the impairment guidance in EITF Issue No. 99-20,  “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to be Held by a Transferor in Securitized Financial Assets,”  to achieve more consistent determination of whether an other-than-temporary impairment has occurred. The FSP also retains and emphasizes the objective of an other-than-temporary impairment assessment and the related disclosure requirements in SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” , and other related guidance. The FSP is shall be effective for interim and annual reporting periods ending after December 15, 2008, and shall be applied prospectively. Retrospective application to a prior interim or annual reporting period is not permitted. The Company does not believe this pronouncement will impact its financial statements.

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

ITEM 4T. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.

Based on an evaluation under the supervision and with the participation of management, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as defined in Section 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange  Act") were effective as of March 31, 2009 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

INNOCOM TECHNOLOGY HOLDINGS, INC.

Dated: January 21, 2011	/s/ William Yan Sui Hui
William Yan Sui Hui, Chief Executive Officer
(Principal executive officer)

Dated: January 21, 2011	/s/ Cheung Wai Hung, Eddie
Cheung Wai Hung, Eddie, Chief Financial Officer
(Principal financial officer)