Form 10-Q/A
period 2009-06-30
INNOCOM TECHNOLOGY HOLDINGS, INC.
filed 2011-01-26
CIK 1076541

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

INNOCOM TECHNOLOGY HOLDINGS, INC.

FORM 10-Q/A

Quarter Ended June 30, 2009

TABLE OF CONTENTS

		Page

PART I— FINANCIAL INFORMATION

Item 1	Financial Statements	4

	Condensed Consolidated Balance Sheets as of June 30, 2009 (unaudited) and December 31, 2008 (audited)	5

	Condensed Consolidated Statements of Operations and Comprehensive(Loss) Income for the Three Months Ended June 30, June 2009 and 2008, for the Six Months Ended June 30, 2009 and 2008 (unaudited) and for the period from January 19, 2007 (Inception) through June 30, 2009 (unaudited)	6

	Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2009 and 2008 (unaudited) and for the period from January 19, 2007 (Inception) through June 30, 2009 (unaudited)	7

	Condensed Consolidated Statement of Stockholders’ Equity (Deficit) for the period from January 19, 2007 (Inception) through March 31, 2009 (unaudited)	8

	Notes to Condensed Consolidated Financial Statements	9

Item 2	Managements Discussion and Analysis of Financial Condition and Results of Operation	17

Item 3	Quantitative and Qualitative Disclosures About Market Risk	20

Item 4T	Controls and Procedures	20

PART II—OTHER INFORMATION

Item 1	Legal Proceedings	2

Item 1A	Risk Factors	20

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	20

Item 3	Defaults Upon Senior Securities	20

Item 4	Submission of Matters to a Vote of Security Holders	20

Item 5	Other Information	20

Item 6	Exhibits	21

	SIGNATURES	21

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

INNOCOM TECHNOLOGY HOLDINGS, INC.

(A Development Stage Company)

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Page

Condensed Consolidated Balance Sheets as of June 30, 2009 and December 31, 2008	5

Condensed Consolidated Statements of Operations And Comprehensive Income (Loss) for the three and six months ended June 30, 2009 and 2008 and the period from January 19, 2007 through June 30, 2009	6

Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2009 and 2008 and the period from January 19, 2007 through June 30, 2009	7

Condensed Consolidated Statement of Stockholders’ Deficit for the period from January 19, 2007 through June 30, 2009	8

Notes to Condensed Consolidated Financial Statements	9

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

•

Fair value measurement

Effective January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements” (“FAS 157”), for all financial instruments and non-financial instruments accounted for at fair value on a recurring basis. Effective January 1, 2009, the Company adopted SFAS 157 for all non-financial instruments accounted for at fair value on a non-recurring basis. SFAS 157 establishes a new framework for measuring fair value and expands related disclosures. Effective April 1, 2009, the Company adopted FASB FSP FAS 157-4,  Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly . Adoption of the FSP had an insignificant effect on the Company’s financial statements.

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

ITEM 4T.          CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.

Based on an evaluation under the supervision and with the participation of management, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as defined in Section 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange  Act") were effective as of June 30, 2009 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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