Form 10-Q/A
period 2009-09-30
INNOCOM TECHNOLOGY HOLDINGS, INC.
filed 2011-01-26
CIK 1076541

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

INNOCOM TECHNOLOGY HOLDINGS, INC.

FORM 10-Q/A

Quarter Ended September 30, 2009

TABLE OF CONTENTS

		Page

	PART I— FINANCIAL INFORMATION

Item 1	Financial Statements	4

	Condensed Consolidated Balance Sheets as of September 30, 2009 (unaudited) and December 31, 2008 (audited)	5

	Condensed Consolidated Statements of Operations and Comprehensive(Loss) Income for the Three Months Ended September 30, September 2009 and 2008, for the Nine Months Ended September 30, 2009 and 2008 (unaudited) and for the period from January 19, 2007 (Inception) through September 30, 2009 (unaudited)	6

	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2009 and 2008 (unaudited) and for the period from January 19, 2007 (Inception) through September 30, 2009 (unaudited)	7

	Condensed Consolidated Statement of Stockholders’ Equity (Deficit) for the period from January 19, 2007 (Inception) through September 30, 2009 (unaudited)	8

	Notes to Condensed Consolidated Financial Statements	9

Item 2	Managements Discussion and Analysis of Financial Condition and Results of Operation	17

Item 3	Quantitative and Qualitative Disclosures About Market Risk	20

Item 4T	Controls and Procedures	20

	PART II—OTHER INFORMATION

Item 1	Legal Proceedings	20

Item 1A	Risk Factors	20

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	20

Item 3	Defaults Upon Senior Securities	20

Item 4	Submission of Matters to a Vote of Security Holders	20

Item 5	Other Information	20

Item 6	Exhibits	21

	SIGNATURES	21

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

INNOCOM TECHNOLOGY HOLDINGS, INC.

(A Development Stage Company)

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Page

Condensed Consolidated Balance Sheets as of September 30, 2009 and December 31, 2008	5

Condensed Consolidated Statements of Operations And Comprehensive Income (Loss) for the three and nine months ended September 30, 2009 and 2008 and the period from January 19, 2007 through September 30, 2009	6

Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2009 and 2008 and the period from January 19, 2007 through September 30, 2009	7

Condensed Consolidated Statement of Stockholders’ Deficit for the period from January 19, 2007 through September 30, 2009	8

Notes to Condensed Consolidated Financial Statements	9

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

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

AND FOR THE PERIOD FROM JANUARY 19, 2007 (INCEPTION)

THROUGH SEPTEMBER 30, 2009

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,		Period from January 19, 2007 (inception)
	2009	2008	2009	2008	through September 30, 2009

Revenues, net	$-	$-	$-	$-	$-
Cost of revenue	-	-	-	-	-

Gross profit	-	-	-	-	-

Operating expenses:
Impairment loss on long-lived assets	-	-	-	-	14,481,991
General and administrative	91,470	295,505	265,257	1,194,887	2,198,256

Total operating expenses	91,470	295,505	265,257	1,194,887	16,680,247

LOSS FROM OPERATIONS	(91,470)	(295,505)	(265,257)	(1,194,887)	(16,680,247)

Other income (expense):
Interest expense	-	(167,699)	-	(270,403)	(240,498)
Interest income	-	9,719	-	20,796	20,727
Loss on disposal of plant & equipment	-	-	-	-	(1,669)
Foreign exchange gain	-	98,346	-	191,540	191,540

LOSS BEFORE INCOME TAXES	(91,470	(355,139)	(265,257)	(1,252,954	(16,710,147)

Income tax expense	-	-	-	-	-

LOSS FROM CONTINUING OPERATIONS, NET OF TAX	(91,470)	(355,139)	(265,257)	(1,252,954)	(16,710,147)

Income from discontinued operations, net of tax	-	73,078	-	324,490	401,190

NET LOSS	$(91,470)	$(282,061)	$(265,257)	$(928,464)	$(16,308,957)

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

INNOCOM TECHNOLOGY HOLDINGS, INC.

(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE PERIOD FROM JANUARY 19, 2007 (INCEPTION) THROUGH SEPTEMBER 30, 2009

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Common stock		Additional paid-in capital	Accumulated other comprehensive (loss) income	Retained earnings	Deficit accumulated during development stage	Total stockholders’ Equity (deficit)
	No. of shares	Amount

Balance as of January 19, 2007	37,898,251	$37,898	$6,901,232	$180,418	$8,585,184	$-	$15,704,732
Net loss for the year	-	-	-	-	(3,634,549)	-	(3,634,549)
Foreign currency translation adjustment	-	-	-	(8,766)	-	-	(8,766)

Balance as of December 31, 2007	37,898,251	37,898	6,901,232	171,652	4,950,635	-	12,061,417
Net income (loss) for the year	-	-	-	-	401,190	(16,444,890)	(16,043,700)
Foreign currency translation adjustment	-	-	-	360,596	-	-	360,596

Balance as of December 31, 2008	37,898,251	37,898	6,901,232	532,248	5,351,825	(16,444,890)	(3,621,687)
Net loss for the period	-	-	-	-	(265,257)	-	(265,257)
Foreign currency translation adjustment	-	-	-	96	-	-	96

Balance as of September 30, 2009	37,898,251	$37,898	$6,901,232	$532,344	$5,086,568	$(16,444,890)	$(3,886,848)

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

•

Development stage company

The Company has no substantive operations as of September 30, 2009 and the historical operations of the Company relating to its planned manufacturing facility in the PRC are presented for the period from January 19, 2007 (date of inception). The Company is considered as a development stage company in accordance with the provisions of Accounting Standards Codification ("ASC") Topic 915 “ Development Stage Entities” .

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

•

Valuation of long-lived assets

Long-lived assets primarily include plant and equipment, land use right and intangible assets. In accordance with ASC Subtopic 360-10- “ Impairment or Disposal of Long-Lived Assets ”, the Company periodically reviews long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives are no longer appropriate. Each impairment test is based on a comparison of the undiscounted cash flows to the recorded value of the asset. If an impairment is indicated, the asset is written down to its estimated fair value based on a discounted cash flow analysis. Determining the fair value of long-lived assets includes significant judgment by management, and different judgments could yield different results. There has been no impairment as of September 30, 2009.

•

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

In general, assets and liabilities are translated into US$, in accordance with ASC Subtopic 830-30 “Translation of Financial Statement” , using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the period. The gains and losses resulting from translation of financial statements of foreign subsidiaries are recorded as a separate component of accumulated other comprehensive income within the statement of stockholders’ equity.

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

•

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

In June 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-1, “Topic 105 — Generally Accepted Accounting Principles” which amended ASC 105, “ Generally Accepted Accounting Principles ” to establish the Codification as the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date, the Codification superseded all then-existing non-SEC accounting and reporting standards. All previous references to the superseded standards in our consolidated financial statements have been replaced by references to the applicable sections of the Codification. The adoption of these sections did not have a material impact on the Company’s condensed consolidated financial statements.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008 AND FOR THE PERIOD FROM

JANUARY 19, 2007 (INCEPTION) THROUGH SEPTEMBER 30, 2009

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

In October 2009, the FASB issued ASU No. 2009-13, “Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements (a consensus of the FASB Emerging Issues Task Force) ” which amends ASC 605-25, “ Revenue Recognition: Multiple-Element Arrangements .” ASU No. 2009-13 addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting and how to allocate consideration to each unit of accounting in the arrangement. This ASU replaces all references to fair value as the measurement criteria with the term selling price and establishes a hierarchy for determining the selling price of a deliverable. ASU No. 2009-13 also eliminates the use of the residual value method for determining the allocation of arrangement consideration. Additionally, ASU No. 2009-13 requires expanded disclosures. This ASU will become effective for us for revenue arrangements entered into or materially modified on or after April 1, 2011. Earlier application is permitted with required transition disclosures based on the period of adoption. The Company is currently evaluating the application date and the impact of this standard on its condensed consolidated financial statements.

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

ITEM 4T.

CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.

Based on an evaluation under the supervision and with the participation of management, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as defined in Section 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange  Act") were effective as of September 30, 2009 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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