Form 10-K
period 2010-12-31
INNOCOM TECHNOLOGY HOLDINGS, INC.
filed 2011-04-15
CIK 1076541

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

   X  . ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

OR

      . TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to ________________

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

Yes      . No   X  .

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.

Yes      . No   X  .

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X  . No      .

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

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

Yes      . No   X  .

As of June 30, 2010, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $295,816.42 based on the closing sale price as reported on the Over-the-Counter Bulletin Board.

As of April 15, 2011, there were 37,898,251 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

Innocom Technology Holdings, Inc.

FORM 10-K

For the Year Ended December 31, 2010

TABLE OF CONTENTS

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

In February 2007, we established a wholly-foreign owned subsidiary company to acquire distressed land, factory building and equipments under receivership from municipal government. The factory will be used for assembling mobile phones under the trade mark we purchased in May 2007 and components parts on OEM basis.

In May 2007, we acquired a trade mark, namely “Tsinghua Unisplendour” for a period of 10 years.

In 2007, we discontinued the registration of domain name “dolphinproductions.net”.

In February 2009, the Company temporarily ceased its principal operation in the manufacturing facility in Changzhou City, Zhejiang Province, the PRC. Starting from the fourth quarter 2008, global economic conditions deteriorated significantly across the countries and the demand for communication products and components was adversely slowed down. During such challenging economic times, the Company temporarily discontinued operation in the manufacture of mobile communication products and components in the PRC. The Company intends to continue to operate the manufacturing facility depending upon the market recovery condition and demands from the customers.

Our Business

We provide sourcing of mobile phone handsets and components for customers on a wholesale basis.

Customers

Our customers include major mobile handset brand owners in China, such as TCL, CECT, Cosun Communications, Panda Communications and Zhejiang Holley Communication Group Co., Ltd.

We generate our revenue from sale and trading of complete mobile handsets and component parts.

Facilities

Other than PRC land use right held by Changzhou Innocom Communication Technology, we do not own any land and building in Hong Kong. We currently rent a 120 square meters office with a lease period of two years in Hong Kong as our headquarter office.

Employees

As of December 31, 2010, we employed approximately 3 full-time employees. The Company does not have any collective bargaining agreements with its employees and we consider our employee relations to be good.

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

Item 1A.   Risk Factors

N/A

Item 1B.   Unresolved Staff Comments

Not applicable to Smaller Reporting Companies.

Item 2.   Properties

Our principal executive offices are located at Suite 901, Sun Hung Kai Centre, 30 Harbour Road, Wanchai, Hong Kong, PRC. In January 2010, we began renting office facilities consisting of approximately 120 square meters in Hong Kong, our current headquarters, for a period of two (2) years on a month-to-month basis at $5,600 per month.  During the twelve months ended December 31, 2010, total payments for all property rent was $67,392 (Year ended December 31, 2009: $131,861).

We periodically evaluate our facilities requirements. Some of our facilities are sublet in whole or in part.

Item 3.   Legal Proceedings

We are not involved in any material pending legal proceedings at this time, and management is not aware of any contemplated proceeding by any governmental authority.

Item 4.   Removed and Reserved.

PART II.

ITEM 5.   Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the Over-the-Counter Bulletin Board under the symbol “INCM.OB”.  As of April 15, 2011, there were: (i) 248 shareholders of record, without giving effect to determining the number of shareholders who hold shares in "street name" or other nominee status; (ii) no outstanding options to purchase shares of our common stock; (iii) outstanding 37,898,251 shares of our common stock, and (v) no shares subject to registration rights.

The following table sets forth, for the fiscal quarters indicated, the high and low closing prices as reported by the Over-the-Counter Bulletin Board. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

Sales Price

	High	Low
Fiscal 2010
First Quarter	$0.09	$0.03
Second Quarter	$0.09	$0.02
Third Quarter	$0.02	$0.01
Fourth Quarter	$0.01	$0.01

Fiscal 2009
First Quarter	$0.04	$0.03
Second Quarter	$0.09	$0.03
Third Quarter	$0.08	$0.03
Fourth Quarter	$0.04	$0.03

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

Recent Sales of Unregistered Securities

During the year ended December 31, 2010, we did not issue any securities that were not registered under the Securities Act of 1933, as amended (the “Securities Act”).

Item 6.   Selected Financial Data

Not applicable to Smaller Reporting Companies.

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

Overview and Future Plan of Operations

In February 2009, the Company determined to have a temporary closure in the manufacturing facility in Changzhou City, Zhejiang Province, the PRC. Starting from the fourth quarter 2008, global economic conditions have deteriorated significantly across the countries and the demand for communication products and components was adversely slowed down. During such challenging economic times, the Company has discontinued operation in the manufacture of mobile communication products and components in the PRC. However, the Company has no intention to dispose of the production facilities. We are seeking production contracts, both volume and operating contribution of which warrant us to start the production facilities again.  We have expended several million establishing our manufacturing facilities.  Despite the fact that we have written down the value of the manufacturing facility we have no intention to dispose of it.  We continue to seek out  production contracts for the facility. We will need to privately offer and sell shares in order to finance initial working capital should we resume production.

Results of Operations for the Years Ended December 31, 2010 and December 31, 2009

During the year ended December 31, 2010, we experienced a net loss of $1,056,503 which is attributable to the significant deteriorated environment and the challenging economic crisis during the year.

During the year ended December 31, 2009, we experienced a net loss of $354,115 which is attributable to the significant deteriorated environment and the challenging economic crisis during the year.

Revenue

As a result of temporary discontinue of business and operation in the manufacture of mobile communication products and components in the PRC, no revenue is recorded during the year ended December 31, 2010 and year ended December 31, 2009.

Cost of Sales

As our trading cost is netted with billed value as revenue, the Company does not have any cost of sales.

Administrative Expenses

Below table sets out the analysis of administrative expenses:

	Year ended December 31, 2010	Year ended December 31, 2009
Total general and administrative expenses	$316,865	$354,114
Less: non-cash items	(3,023)	(3,154)
	$313,842	$350,960

The decrease in administrative expenses was primarily attributable to temporary discontinue of business and operation in the manufacture of mobile communication products and components in the PRC.

Non-cash items

Below table set out the components of non-cash items:

	Year ended December 31, 2010	Year ended December 31, 2009
Depreciation	$3,023	$3,154
Impairment loss of long-lived assets	739,638	-
	$742,661	$3,154

The depreciation policy adopted in 2010 was consistent with that adopted in 2009.

Other Income (Expenses)

Total other income (expenses) for both periods presented was immaterial and consisted of the following:

	Year ended December 31, 2010	Year ended December 31, 2009

Interest income	$-	$-

Interest expense	$-	$1

Net Loss

Net loss for 2010 of $1,056,503 is attributable to the significant deteriorated environment and the challenging economic crisis during the year.

Net loss for 2009 of $354,115 is attributable to the significant deteriorated environment and the challenging economic crisis during the year.

Trends, Events, and Uncertainties

N/A

Liquidity and Capital Resources for the Twelve Month Period Ended December 31, 2010 and 2009

Cash flows from operating activities

We experienced negative cash flows used in operations in the amount of $270,783 for the year ended December 31, 2010.

We experienced negative cash flows used in operations in the amount of $298,918 for the year ended December 31, 2009.

Cash flows from investing activities

During 2010, we purchased $5,137 equipment.

During 2009, there were no investing activities.

Cash flows from financing activities

During 2010, we obtained a $270,645 advance from a related party.

During 2009, we obtained a $295,941 advance from a related party.

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

Not applicable to Smaller Reporting Companies.

Item 8.   Financial Statements and Supplementary Data

INNOCOM TECHNOLOGY HOLDINGS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

Innocom Technology Holdings, Inc.

We have audited the accompanying consolidated balance sheets of Innocom Technology Holdings, Inc. and its subsidiaries (“the Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations and comprehensive loss, cash flows and stockholders’ deficit for the years ended December 31, 2010 and 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2010 and 2009, and the results of operations and cash flows for the years ended December 31, 2010 and 2009 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has incurred continuous losses and capital deficits, all of which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ HKCMCPA Company Limited

HKCMCPA Company Limited

(Formerly ZYCPA Company Limited)

Certified Public Accountants

Hong Kong, China

April 15, 2011

INNOCOM TECHNOLOGY HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2010 AND 2009

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	As of December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$2,407	$7,548
Prepayments and other receivables	19,891	72,850

Total current assets	22,298	80,398

Non-current assets:
Property, plant and equipment, net	3,418	734,738

TOTAL ASSETS	$25,716	$815,136

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$83,451	$80,696
Amount due to a related party	4,785,785	4,448,351
Other payables and accrued liabilities	253,241	262,909

Total liabilities	5,122,477	4,791,956

Commitments and contingencies

Stockholders’ deficit:
Common stock, $0.001 par value; 50,000,000 shares authorized; 37,898,251 shares issued and outstanding as of December 31, 2010 and 2009	37,898	37,898
Additional paid-in capital	6,901,232	6,901,232
Accumulated other comprehensive income	467,792	531,230
Accumulated deficit	(12,503,683)	(11,447,180)

Total stockholders’ deficit	(5,096,761)	(3,976,820)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$25,716	$815,136

See accompanying notes to consolidated financial statements.

INNOCOM TECHNOLOGY HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Years ended December 31,
	2010	2009

Revenues, net	$-	$-

Cost of revenue	-	-

Gross profit	-	-

Operating expenses:
Impairment loss on property, plant and equipment	739,638	-
General and administrative	316,865	354,114
Total operating expenses	1,056,503	354,114

LOSS FROM OPERATIONS	(1,056,503)	(354,114)

Other expense:
Interest expense	-	(1)

LOSS BEFORE INCOME TAX	(1,056,503)	(354,115)

Income tax expense	-	-

NET LOSS	$(1,056,503)	$(354,115)

Other comprehensive loss:
- Foreign currency translation loss	(63,438)	(1,018)

COMPREHENSIVE LOSS	$(1,119,941)	$(355,133)

Net loss per share – Basic and diluted	$(0.03)	$(0.01)

Weighted average common shares outstanding – Basic and diluted	37,898,251	37,898,251

See accompanying notes to consolidated financial statements.

INNOCOM TECHNOLOGY HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

(Currency expressed in United States Dollars (“US$”))

	Years ended December 31,
	2010	2009

Cash flows from operating activities:
Net loss	$(1,056,503)	$(354,115)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	3,023	3,154
Impairment loss on property, plant and equipment	739,638	-
Change in operating assets and liabilities:
Prepayments and other receivables	53,053	-
Other payables and accrued liabilities	(9,994)	52,043
Net cash used in operating activities	(270,783)	(298,918)

Cash flows from investing activities:
Payment on property, plant and equipment	(5,137)	-
Net cash used in investing activities	(5,137)	-

Cash flows from financing activities:
Advances from a related party	270,645	295,941
Net cash provided by financing activities	270,645	295,941

Effect of exchange rate changes on cash and cash equivalents	134	(1,028)

Net change in cash and cash equivalents	(5,141)	(4,005)

CASH AND CASH EQUIVALENT, BEGINNING OF YEAR	7,548	11,553

CASH AND CASH EQUIVALENT, END OF YEAR	$2,407	$7,548

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$1

See accompanying notes to consolidated financial statements.

INNOCOM TECHNOLOGY HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Common stock		Additional paid-in capital	Accumulated other comprehensive income	Accumulated deficit	Total stockholders’ deficit
	No. of shares	Amount

Balance as of January 1, 2009	37,898,251	$37,898	$6,901,232	$532,248	$(11,093,065)	$(3,621,687)

Net loss for the year	-	-	-	-	(354,115)	(354,115)
Foreign currency translation adjustment	-	-	-	(1,018)	-	(1,018)

Balance as of December 31, 2009	37,898,251	37,898	6,901,232	531,230	(11,447,180)	(3,976,820)

Net loss for the year	-	-	-	-	(1,056,503)	(1,056,503)
Foreign currency translation adjustment	-	-	-	(63,438)	-	(63,438)
Balance as of December 31, 2010	37,898,251	$37,898	$6,901,232	$467,792	$(12,503,683)	$(5,096,761)

See accompanying notes to consolidated financial statements.

INNOCOM TECHNOLOGY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

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

From its inception, the Company has suffered from continuous losses with an accumulated deficit of $12,503,683 as of December 31, 2010 and experienced negative cash flows form operations. The continuation of the Company as a going concern through December 31, 2011 is dependent upon the continued financial support from its stockholders. Management believes the existing shareholders will provide the additional cash to meet the Company’s obligations as they become due, and will allow to restart its planned principal business of the production and assembly of mobile handsets and components in the PRC. Also, the Company is currently pursuing additional financing for its operations. However, there is no assurance that the Company will be successful in securing sufficient funds to sustain the operations.

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

FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

(Currency expressed in United States Dollars (“US$”), except for number of shares)

3.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

•

Basis of presentation

These accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”).

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

•

Property, plant and equipment, net

Property, plant and equipment are stated at cost less accumulated depreciation and accumulated impairment losses, if any. Depreciation is calculated on the straight-line basis (after taking into account their respective estimated residual values) over the following expected useful lives from the date on which they become fully operational:

	Expected useful life	Residual value
Plant and machinery	5-10 years	5%
Furniture, fixtures and office equipment	5 years	5%
Leasehold improvement	2 years	0%

Expenditure for repairs and maintenance is expensed as incurred. When assets have retired or sold, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in the results of operations.

Depreciation expense was $3,023 and $3,154 for the years ended December 31, 2010 and 2009, respectively.

•

Valuation of long-lived assets

In accordance with Accounting Standards Codification (“ASC”) Topic 360-10-5, “Impairment or Disposal of Long-Lived Assets”, the Company periodically reviews long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives are no longer appropriate. Each impairment test is based on a comparison of the undiscounted cash flows to the recorded value of the asset. If an impairment is indicated, the asset is written down to its estimated fair value based on a discounted cash flow analysis. Determining the fair value of long-lived assets includes significant judgment by management, and different judgments could yield different results. There has been no impairment charge for the years presented.

INNOCOM TECHNOLOGY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

(Currency expressed in United States Dollars (“US$”), except for number of shares)

For the year ended December 31, 2010, the Company tested for impairment in accordance with the ASC Topic 350-50. Based on the results of the Company's undiscounted cash flows calculation, the Company evaluated whether or not there was an impairment loss by comparing the fair value of the intangible asset to its carrying value. Since the carrying value of the tangible asset exceeded its fair value, the Company recognized an impairment loss of $739,638 accordingly.

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

•

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

The Company did not have any unrecognized tax positions or benefits and there was no effect on the financial condition or results of operations for the years ended December 31, 2010 and 2009. The Company and its subsidiaries are subject to local and various foreign tax jurisdictions. The Company’s tax returns remain open subject to examination by major tax jurisdictions.

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

FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

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

In general, for consolidation purposes, assets and liabilities of its subsidiaries whose functional currency is not the US$ are translated into US$, in accordance with ASC Topic 830-30, “Translation of Financial Statement”, using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the period. The gains and losses resulting from translation of financial statements of foreign subsidiaries are recorded as a separate component of accumulated other comprehensive income within the statement of stockholders’ equity.

Translation of amounts from its reporting currencies into US$1 has been made at the following exchange rates for the respective year:

	2010	2009
Year-end RMB:US$1 exchange rate	6.6118	6.8187
Annual average RMB:US$1 exchange rate	6.7788	6.8212
Year-end HK$:US$1 exchange rate	7.7832	7.7551
Annual average HK$:US$1 exchange rate	7.7695	7.7522

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

•

Fair value of financial instruments

The carrying value of the Company’s financial instruments: cash and cash equivalents, prepayments and other receivables, accounts payable, amount due to a related party, other payables and accrued liabilities approximate at their fair values because of the short-term nature of these financial instruments.

The Company also follows the guidance of the ASC Topic 820-10, “Fair Value Measurements and Disclosures” ("ASC 820-10"), with respect to financial assets and liabilities that are measured at fair value. ASC 820-10 establishes a three-tier fair value hierarchy that prioritizes the inputs used in measuring fair value as follows:

·	Level 1 : Observable inputs such as quoted prices in active markets;

·	Level 2 : Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

·	Level 3 : Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions

INNOCOM TECHNOLOGY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

(Currency expressed in United States Dollars (“US$”), except for number of shares)

Fair value estimates are made at a specific point in time based on relevant market information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

•

Recent accounting pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and do not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations, as follows:

In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2009-14 to amend ASC 605 “Revenue Recognition.” The amendments in this update change the accounting model for revenue arrangements that include both tangible products and software elements. The amendments in ASU 2009-14 will be effective for the fiscal years beginning January 1, 2011. The Company believes that ASU 2009-13 will not have a material impact on its consolidated financial statements.

In October 2009, the FASB issued ASU 2009-13 amending ASC 605 related to revenue arrangements with multiple deliverables. Among other things, ASU 2009-13 provides guidance for entities in determining the accounting for multiple deliverable arrangements and establishes a hierarchy for determining the amount of revenue to allocate to the various deliverables. The amendments in ASU 2009-13 will be effective for the fiscal years beginning January 1, 2011. The Company believes that ASU 2009-13 will not have a material impact on its consolidated financial statements

In January 2010, the FASB issued further guidance under ASC No. 820, “Fair Value Measurements and Disclosures” ("ASC 820"). ASC 820 requires disclosures about the transfers of investments between levels in the fair value hierarchy and disclosures relating to the reconciliation of fair value measurements using significant unobservable inputs (level 3 investments). ASC 820 is effective for the fiscal years and interim periods beginning after December 15, 2010. The Company will adopt the update on January 1, 2011 and expects that ASC 820 will not have a material impact on its consolidated financial statements.

4.

PLANT AND EQUIPMENT

Plant and equipment, consisted of the following:

	As of December 31,
	2010	2009

Plant and machinery	$7,327,707	$7,327,707
Furniture, fixtures and office equipment	6,190	6,190
Leasehold improvement	11,434	6,301
Foreign translation difference	227,708	326
	7,573,039	7,340,524
Less: accumulated depreciation	(9,319)	(3,142)
Less: accumulated impairment	(7,167,948)	(6,428,310)
Less: foreign translation difference	(392,354)	(174,334)
Plant and equipment, net	$3,418	$734,738

Depreciation expense for the years ended December 31, 2010 and 2009 was $3,023 and $3,154.

For the year ended December 31, 2010, the Company recognized an impairment loss of $739,638 after the recoverability assessment.

INNOCOM TECHNOLOGY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

(Currency expressed in United States Dollars (“US$”), except for number of shares)

5.

AMOUNT DUE TO A RELATED PARTY

As of December 31, 2010 and 2009, amount due a related party represented temporary advances made by a director and a major shareholder of the Company, Mr. William Yan Sui Hui, which was unsecured, interest-free with no fixed repayment term.

6.

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

Hong Kong

For the years ended December 31, 2010 and 2009, no provision for Hong Kong Profits Tax is provided for, since the Company’s income neither arises in, nor is derived from Hong Kong under its applicable tax law. The reconciliation of income tax rate to the effective income tax rate based on loss before income taxes from foreign operation for the years ended December 31, 2010 and 2009 are as follows:

	Years ended December 31,
	2010	2009

Loss before income taxes	$(276,091)	$(345,486)
Statutory income tax rate	16.5%	16.5%
Income tax impact at Hong Kong Profits Tax	(45,555)	(57,005)
Non-deductible items	45,555	-
Net operating loss	-	57,005

Income tax expense	$-	$-

As of December 31, 2010, Hong Kong operation generated approximately $1,010,963 of net operating loss carryforwards for Hong Kong tax purpose at no expiration.

The PRC

For the years ended December 31, 2010 and 2009, the Company generated no operating result and accordingly, no provision for income tax has been recorded.

As of December 31, 2010, the PRC operation incurred $1,847,857 of net operating losses carryforward available for income tax purposes that may be used to offset future taxable income and will begin to expire in 5 years from the year of incurrence, if unutilized. The Company has provided for a full valuation allowance against the deferred tax assets on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

INNOCOM TECHNOLOGY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

(Currency expressed in United States Dollars (“US$”), except for number of shares)

The following table sets forth the significant components of the aggregate net deferred tax assets of the Company as of December 31, 2010 and 2009:

	As of December 31,
	2010	2009
Deferred tax assets:
Net operating loss carryforward from:
– United States of America	$2,168,437	$2,164,316
– Hong Kong	166,809	166,928
– The PRC	461,964	461,715
Total deferred tax assets	2,797,210	2,792,959
Less: valuation allowance	(2,797,210)	(2,792,959)
Net deferred tax assets	$-	$-

As of December 31, 2010, the Company incurred $9,054,354 the aggregate net operating loss carryforwards available to offset its taxable income for income tax purposes. The Company has provided for a full valuation allowance against the deferred tax assets of $2,797,210 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future. For the year ended December 31, 2010, the valuation allowance increased by $4,251, primarily relating to net operating loss carryforwards.

7.

COMMITMENTS AND CONTINGENCIES

The Company currently does not have any formal rent agreements. The Company recorded and paid rent expense at the current market fair value on a monthly basis under the lease agreement signed by a related party, which was controlled by the director and major shareholder of the Company.

Costs incurred under this operating lease are recorded as rental expense and totaled approximately $67,392 and $131,861 for the years ended December 31, 2010 and 2009, respectively.

8.

SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after December 31, 2010 up through the date the Company issued the audited consolidated financial statements. During the period, the Company did not have any material recognizable subsequent events.

Item 9.   Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None

ITEM 9A.   CONTROLS AND PROCEDURES

(a)

Evaluation of Disclosure Controls and Procedures

Our chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2010. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2010, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective.

(b)    Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the company’s principal executive officer and principal financial officer and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

• ·	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;
• ·

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with management authorization, and

• ·

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. In making this assessment, the company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on this assessment, our management concluded that, as of December 31, 2010, our internal control over financial reporting was effective.

(c)    Changes in Internal Controls

No change in our internal control over financial reporting occurred during the fiscal year ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.   Other Information

None

PART III.

Item 10.   Directors, Executive Officers and Corporate Governance.

DIRECTORS AND EXECUTIVE OFFICERS

Our directors and officers, as of December 31, 2010, are set forth below. The directors hold office for their respective term and until their successors are duly elected and qualified. Vacancies in the existing Board are filled by a majority vote of the remaining directors. The officers serve at the will of the Board of Directors.

Name	Age	Position	Since

Hui Yan Sui, William	45	Chairman and Chief Executive Officer	2006

Tang Chin Pang, Eric	49	Executive Director	2006

Tan Ah Mee	64	Non-executive Director	2006

Lau Yiu Nam, Eric	51	Non-executive Director	2006

Qian Jian Yu, Mike	47	Non-executive Director	2007

Cheung Wai Hung, Eddie	56	Chief Financial Officer	2007

Hui Yan Sui, William, age 45, has approximately 20 years experience in industrial management.  In 1986, Mr. Hui established Yat Lung Industrial Limited (Yat Lung), a company that manufactures cassette and video tapes.  Mr. Hui is currently a director of Yat Lung.  In 2002, Yat Lung became a wholly owned subsidiary of Swing Media Technology Group Limited (Swing Media), an investment holding company that manufactures and trades cassette tapes, video tapes, VCD's, CDR's and DVDR's through its subsidiaries.  From January 2002 until May 2003, Mr. Hui served as Chairman and Chief Executive Officer of Swing Media.  Mr. Hui resigned as CEO of Swing Media in May 2003 and retains his position as Chairman.  Swing Media is a company listed on the Singapore Stock Exchange Dealings and Automated Quotation System (the “SGX-SESDAQ”).  In 2003, Mr. Hui established Chinarise Capital (International) Limited (Chinarise), a company that trades mobile phone handsets and components in Hong Kong.  He is currently the director of Chinarise.

Tang Chin Pang, Eric, age 49, has been our director since October 2005. Before joining us in October 2005, Mr. Tang is the corporate consultant for three years. From 1984 to 2001, Mr. Tang worked at Deloitte Touche Tohmatsu for seventeen years, including his last position as an audit senior manager. Mr. Tang graduated from Hong Kong Shue Yan University in 1984. He is a fellow of the Association of Chartered Certified Accountants and an associate member of the Hong Kong Institute of Certified Public Accountants.

Dr. Tan Ah Mee, age 64, holds Doctor of Philosphy from International Management Centre, Buckingham, United Kingdom. Dr. Tan is Ex-Rotarian (Chartered) of Rotary Club of Tebrau, Jogn Baru and Elected Council Member of the Singapore Confederation of Industries (1998 – 2000), He is director of Heng Da Investments Pte. Limited, Ingmedia Pte. Limited and Yorkshire Capital Pte. Limited

Lau Yiu Nam, Eric, age 51, was admitted as a barrister in England and Australia . Mr. Lau returned to Hong Kong in 1983 and was employed in the Attorney General's Chambers as Crown Counsel before he went into private practice in 1996. Currently, Mr. Lau is the Head of his Chambers in Hong Kong which comprised of over 15 barristers practicing in commercial and civil litigation. He is independent non-executive director of Swing Media.

Qian Jian Yu, Mike, age 47, is the General Manager and founder of Shanghai Boda Electronics Co., Ltd. (“Boda”).  Prior to the establishment of Boda in September 2001, Mr. Qian worked for Arrow Electronics China Limited from 1998 to 2001. From 1986 to 1998, Mr. Qian worked for the Shanghai Space Bureau. Mr. Qian graduated from Nanjing University in 1986.

Cheung Wai Hung, Eddie, age 56, has been a branch manager of Shanghai Commercial Bank Limited for the past 12 years up to May 14, 2007. Mr. Cheung possesses a Bachelor degree of Commerce from Curtin University of Technology, Perth W. Australia, in 1998.

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

Item 11.   Executive Compensation

COMPENSATION DISCUSSION AND ANALYSIS

Background and Compensation Philosophy

Our board of directors consists of six individuals :  (1) Hui Yan Sui, William, our Chief Executive Officer, Chairman of the Board and beneficial owner of 60.97% of our common stock; (2) Tang Chin Pang, Eric, our Executive Director; (3) Cheung Wai Hung, Eddie, our Chief Financial Officer; (4) Tan Ah Mee, a non-executive director; (5) Lau Yiu Nam, Eric, a non-executive director and (6) Qian Jian Yu, Mike, a non-executive director.  Our board of directors have historically determined the compensation to be paid to our executive officers based on our financial and operating performance and prospects, the level of compensation paid to similarly situated executives in comparably sized companies and contributions made by the officers’ to our success.  Each of the named officers will be measured by a series of performance criteria by the board of directors, or the compensation committee when it is established, on a yearly basis.  Such criteria will be set forth based on certain objective parameters such as job characteristics, required professionalism, management skills, interpersonal skills, related experience, personal performance and overall corporate performance.

Our board of directors have not adopted or established a formal policy or procedure for determining the amount of compensation paid to our executive officers.  Mr. Hui Yan Sui, William, Mr. Tang Chin Pang, Eric and Mr. Cheung Wai Hung, Eddie   have been and may continue to be involved when our board of directors deliberate compensation issues related to their compensation.

As our executive leadership and b oard of directors grow , our board of directors may decide to form a compensation committee charged with the oversight of executive compensation plans, policies and programs.

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

Base Salary

The yearly base salary of Mr. Cheung Wai Hung, Eddie for the 2010 was $53,846 (2009: $53,846).  Mr. Hui Yan Sui, William and Mr. Tang Chin Pang, Eric received no salary in 2010 and 2009.

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

SUMMARY COMPENSATION TABLE

The following table sets forth the cash and non-cash compensation for the years indicated earned by or awarded to Hui Yan Sui, William, our Chief Executive Officer, Tang Chin Pang, Eric, our Chief Financial Officer, and our other executive officers and employees whose total cash compensation exceeded $100,000, or the Named Executive Officers and employees, in fiscal year 2010.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	All Other Compensation ($)	Total ($)
Hui Yan Sui, William Chief Executive Officer; Director	2010	-	-	-	-	-

Tang Chin Pang, Eric Executive Director	2010	-	-	-	-	-

Cheung Wai Hung, Eddie Chief Financial Officer	2010	53,846	-	-	-	53,846

Employment Agreements

No directors and offices have employment agreements with the Company or its subsidiary companies.

Compensation of Directors

There is no compensation awarded to or paid to the directors during 2010.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Beneficial ownership is shown as of April 15, 2011, for shares held by (i) each person or entity known to us to be the beneficial owner of more than 5% of our issued and outstanding shares of common stock based solely upon a review of filings made with the Commission and our knowledge of the issuances by us, (ii) each of our directors, (iii) our Chief Executive Officer and our three other most highly compensated officers whose compensation exceeded $100,000 during the fiscal year ended December 31, 2010, or the Named Executive Officers, and (iv) all of our current directors and executive officers as a group. Unless otherwise indicated, the persons listed below have sole voting and investment power with respect to the shares and may be reached at Suite 901, Sun Hung Kai Centre, 30 Harbour Road, Wanchai, Hong Kong, PRC.

Security Ownership - Certain Beneficial Owners

There are no Beneficial Owners outside of management that own more than 5% of the issued and outstanding shares of common stock.  Please see the table below for certain beneficial ownership by management.

Security Ownership – Management

Amount
		And			Percentage
		Nature of			of Class
		Beneficial			Beneficially
Beneficial Owner (including address)	Title of class	Ownership (1)		Total	Owned
Hui Yan Sui, William (2)	Common	23,107,430	D	23,107,430	60.97%
Cheung Wai Hung, Eddie (2)	Common	-0-		-0-	-0-%
Tang Chin Pang, Eric (2)	Common	-0-		-0-	-0-%
Dr. Tan Ah Mee (2)	Common	-0-		-0-	-0-%
Lau Yiu Nam, Eric (2)	Common	-0-		-0-	-0-%
Qian Jian Yu, Mike (2)	Common	-0-		-0-	-0-%
Total	Common	23,107,430		23,107,430	60.97%

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

There is no equity or option granted during 2010.

Item 13.   Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

As of December 31, 2010, a balance of $4,785,785 due to a director and a major shareholder of the Company, Mr. Hui Yan Sui, William represented temporary advance to the Company which was unsecured, interest-free and has no fixed repayment term. The imputed interest on the amount due to a stockholder was not significant.

Director Independence

The following members of our Board of Directors are independent, as “independent” is defined in the rules of the NASDAQ National Market System:  Dr. Tan Ah Mee, Lau Yiu Nam, Eric and Qian Jian Yu, Mike.

Item 14.   Principal Accountant Fees and Services.

The following is a summary of the fees billed to us by HKCMCPA Company Limited (formerly ZYCPA Company Limited), the Company’s current auditors for professional services rendered for the years ended December 31, 2010 and December 31, 2009:

Service	2010	2009
Audit Fees	$12,179	$11,538

Audit Related Fees		-

Tax Fees		-

All Other Fees		-

TOTAL	$12,179	$11,538

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

(b) Exhibits

3.1	Articles of Incorporation (Filed with the Commission on January 29, 2003 as Exhibit 1 to the Form 10-SB.)

3.2	Bylaws (Filed with the Commission on January 29, 2003 as Exhibit 2 to the Form 10-SB.)

21	Subsidiaries List (filed herewith)

24	Power of Attorney (filed herewith) (see signature page)

31.1	Certification of Chief Executive Officer pursuant to 13a-14 and 15d-14 of the Exchange Act (filed herewith)

31.2	Certification of Chief Financial Officer pursuant to 13a-14 and 15d-14 of the Exchange Act (filed herewith)

32.1	Certificate pursuant to 18 U.S.C. ss. 1350 for Hui Yan Sui, William, Chief Executive Officer (filed herewith)

32.2	Certificate pursuant to 18 U.S.C. ss. 1350 for Cheung Wai Hung, Eddie, Chief Financial Officer (filed herewith)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INNOCOM TECHNOLOGY HOLDINGS, INC.

/s/ William Yan Sui Hui
Dated: April 15, 2011	William Yan Sui Hui, Chief Executive Officer (Principal executive officer)

/s/ Cheung Wai Hung Eddie
Dated: April 15, 2011	Cheung Wai Hung, Eddie, Chief Financial Officer
(Principal financial officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated by the dates.

/s/ Yan Sui Hui William	/s/ Tang Chin Pang Eric
William Yan Sui Hui, Director	Tang Chin Pang, Eric, Director

Dated: April 15, 2011	Dated: April 15, 2011