Form 10-Q
period 2011-03-31
INNOCOM TECHNOLOGY HOLDINGS, INC.
filed 2011-05-20
CIK 1076541

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

 X .     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarter ended March 31, 2011

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

The number of shares outstanding of each of the Registrant’s classes of common stock, as of May 18, 2011 was 37,898,251 shares all of one class of $0.001 par value Common Stock.

INNOCOM TECHNOLOGY HOLDINGS, INC.

FORM 10-Q

Quarter Ended March 31, 2011

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

FINANCIAL INFORMATION

ITEM  1. Financial Statements

INNOCOM TECHNOLOGY HOLDINGS, INC.

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

INNOCOM TECHNOLOGY HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2011 AND DECEMBER 31, 2010

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	March 31, 2011	December 31, 2010
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$3,508	$2,407
Prepayments and other receivables	19,877	19,891

Total current assets	23,385	22,298

Non-current assets:
Property, plant and equipment, net	2,776	3,418

TOTAL ASSETS	$26,161	$25,716

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$83,985	$83,451
Amount due to a related party	4,964,590	4,785,785
Other payables and accrued liabilities	282,114	253,241

Total current liabilities	5,330,689	5,122,477

Commitments and contingencies

Stockholders’ deficit:
Common stock, $0.001 par value; 50,000,000 shares authorized; 37,898,251 shares issued and outstanding, respectively	37,898	37,898
Additional paid-in capital	6,901,232	6,901,232
Accumulated other comprehensive income	454,347	467,792
Accumulated deficit	(12,698,005)	(12,503,683)

Total stockholders’ deficit	(5,304,528)	(5,096,761)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$26,161	$25,716

See accompanying notes to condensed consolidated financial statements.

INNOCOM TECHNOLOGY HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Three months ended March 31,
	2011	2010

Revenues, net	$-	$-

Cost of revenue	-	-

Gross profit	-	-

Operating expenses:
General and administrative	194,322	86,944
Total operating expenses	194,322	86,944

LOSS BEFORE INCOME TAXES	(194,322)	(86,944)

Income tax expense		-

NET LOSS	$(194,322)	$(86,944)

Other comprehensive loss:
- Foreign currency translation loss	(13,445)	(2,236)

COMPREHENSIVE LOSS	$(207,767)	$(89,180)

Net loss per share – Basic and diluted	$(0.01)	$(0.00)

Weighted average common shares outstanding – Basic and diluted	37,898,251	37,898,251

See accompanying notes to condensed consolidated financial statements.

INNOCOM TECHNOLOGY HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2011 and 2010

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

	Three months ended March 31,
	2011	2010

Cash flows from operating activities:
Net loss	$(194,322)	$(86,944)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	640	841
Change in operating assets and liabilities:
Prepayments and other receivables	-	17,701
Accounts payable	-	14
Other payables and accrued liabilities	28,810	(57,388)
Net cash used in operating activities	(164,872)	(125,776)

Cash flows from investing activities:
Payment on plant and equipment	-	(3,363)
Net cash used in investing activities	-	(3,363)

Cash flows from financing activities:
Advances from a related party	165,974	131,746
Net cash provided by financing activities	165,974	131,746

Effect of exchange rate changes on cash and cash equivalents	(1)	(2,358)

Net change in cash and cash equivalents	1,101	249

CASH AND CASH EQUIVALENT, BEGINNING OF PERIOD	2,407	7,548

CASH AND CASH EQUIVALENT, END OF PERIOD	$3,508	$7,797

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

See accompanying notes to condensed consolidated financial statements.

INNOCOM TECHNOLOGY HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2011

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Common stock		Additional paid-in capital	Accumulated other comprehensive (loss) income	Accumulated deficit	Total stockholders’ deficit
	No. of shares	Amount

Balance as of January 1, 2011	37,898,251	$37,898	$6,901,232	$467,792	$(12,503,683)	$(5,096,761)

Net loss for the period	-	-	-	-	(194,322)	(194,322)

Foreign currency translation adjustment	-	-	-	(13,445)	-	(13,445)
Balance as of March 31, 2011	37,898,251	$37,898	$6,901,232	$454,347	$(12,698,005)	$(5,304,528)

See accompanying notes to condensed consolidated financial statements.

INNOCOM TECHNOLOGY HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2011

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

In the opinion of management, the consolidated balance sheet as of December 31, 2010 which has been derived from audited financial statements and these unaudited condensed consolidated financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the period ended March 31, 2011 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2011 or for any future period.

These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the Management’s Discussion and the audited financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2010.

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

For the three months ended March 31, 2011, the Company has experienced a net loss of $194,322 with an accumulated deficit of $12,698,005 as of that date. The continuation of the Company as a going concern through March 31, 2012 is dependent upon the continued financial support from its stockholders. Management believes this funding will continue, and is also actively seeking new investors. Management believes the existing stockholders will provide the additional cash to meet the Company’s obligations as they become due, and will allow its planned principal business to commence and assembly the production lines of mobile handsets and components in the PRC.

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

INNOCOM TECHNOLOGY HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2011

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

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

Depreciation expense was $640 and $841 for the three months ended March 31, 2011 and 2010, respectively.

●

Valuation of long-lived assets

In accordance with Accounting Standards Codification (“ASC”) Topic 360-10-5, “Impairment or Disposal of Long-Lived Assets”, the Company periodically reviews long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives are no longer appropriate. Each impairment test is based on a comparison of the undiscounted cash flows to the recorded value of the asset. If an impairment is indicated, the asset is written down to its estimated fair value based on a discounted cash flow analysis. Determining the fair value of long-lived assets includes significant judgment by management, and different judgments could yield different results. There has been no impairment charge for the periods presented.

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

FOR THE THREE MONTHS ENDED MARCH 31, 2011

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

●

Income taxes

The provision for income taxes is determined in accordance with the provisions of ASC Topic 740, “ Income Taxes ” (“ASC 740”). Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted income tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Any effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

The Company did not have any unrecognized tax positions or benefits and there was no effect on the financial condition or results of operations for the three months ended March 31, 2011. The Company and its subsidiaries are subject to local and various foreign tax jurisdictions. The Company’s tax returns remain open subject to examination by major tax jurisdictions.

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

In general, assets and liabilities are translated into US$, in accordance with ASC Topic 830-30 “Translation of Financial Statement”, using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the period. The gains and losses resulting from translation of financial statements of foreign subsidiaries are recorded as a separate component of accumulated other comprehensive income within the statement of stockholders’ equity.

INNOCOM TECHNOLOGY HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2011

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

Translation of amounts from RMB and HK$ into US$1 has been made at the following exchange rates for the respective period:

	March 31, 2011	March 31, 2010
Period-end RMB:US$1 exchange rate	6.5701	6.8159
Average period RMB:US$1 exchange rate	6.5894	6.8193
Period-end HK$:US$1 exchange rate	7.7887	7.7647
Average period HK$:US$1 exchange rate	7.7879	7.7639

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

Level 1 : Observable inputs such as quoted prices in active markets;

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

In April 2011, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance for purposes of measuring the impairment of receivables and evaluating whether a troubled debt restructuring has occurred. An entity should disclose the total amount of receivables and the allowance for credit losses as of the end of the period of adoption related to those receivables that are newly considered impaired under Section 310-10-35 for which impairment was previously measured under ASC Topic 450-20, “Contingencies–Loss Contingencies”. Currently, this guidance is anticipated to be effective for interim and annual periods ending after June 15, 2011. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial position, results of operations, cash flows, or disclosures.

INNOCOM TECHNOLOGY HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2011

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

In December 2010, the FASB issued ASU 2010-28, “Intangibles – Goodwill and Other (ASC Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts”. The ASU does not prescribe a specific method of calculating the carrying value of a reporting unit in the performance of step 1 of the goodwill impairment test (i.e. equity-value-based method or enterprise-value-based method). However, it requires entities with a zero or negative carrying value to assess, considering qualitative factors such as those used to determine whether a triggering event would require an interim goodwill impairment test (listed in ASC Topic 350-20-35-30, “Intangibles – Goodwill and Other – Subsequent Measurement”), whether it is more likely than not that a goodwill impairment exists and perform step 2 of the goodwill impairment test if so concluded. ASU 2010-28 is effective for the Company beginning January 1, 2011 and early adoption is not permitted. The Company does not expect the adoption of ASU 2010-28 to have a material impact on its consolidated financial position or results of operations.

NOTE－5

AMOUNT DUE TO A RELATED PARTY

As of March 31, 2011, amount due a related party represented temporary advances made by a director and a major shareholder of the Company, Mr. William Hui, which was unsecured, interest-free with no fixed repayment term.

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

Hong Kong

For the three months ended March 31, 2011, no provision for Hong Kong Profits Tax is required since the Company’s income neither arises in, nor is derived from Hong Kong under its applicable tax law.

The PRC

The Company is subject to the unified income rate of 25% on the taxable income under the PRC Law. For the three months ended March 31, 2011, the Company generated no operating result and accordingly, no provision for income tax has been recorded.

NOTE－7

COMMITMENTS AND CONTINGENCIES

The Company currently does not have any formal rent agreements. The Company recorded and paid rent expense at the current market fair value on a monthly basis under the lease agreement signed by a related party, which was controlled by the director and major shareholder of the Company.

Costs incurred under this operating lease are recorded as rental expense and totaled approximately $15,418 and $17,000 for the three months ended March 31, 2011 and 2010, respectively.

NOTE－8

SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after March 31, 2011 up through the date the Company issued the audited consolidated financial statements. During the period, the Company did not have any material recognizable subsequent events.

ITEM 2.

MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

The following review concerns three months ended March 31, 2011 and March 31, 2010, which should be read in conjunction with the financial statements and notes thereto presented in the Form 10-K.

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

In 2007, we discontinued the registration of domain name “dolphinproductions.net”.

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

Results of Operations for Three Months ended March 31, 2011 and March 31, 2010

During the three months ended March 31, 2011, we experienced a net loss of $194,322 compared to a net loss of $86,944 for three months ended March 31, 2010. The loss is attributable to the significant deteriorated environment and the challenging economic crisis of the period.

Revenue

As a result of temporary discontinue of business and operation in the manufacture of mobile communication products and components in the PRC, the revenue recorded zero during both three months ended March 31, 2011 and March 31, 2010.

Cost of Sales

As a result of temporary discontinue of business and operation in the manufacture of mobile communication products and components in the PRC, the cost of sale recorded zero during both three months ended March 31, 2011 and March 31, 2010.

Administrative Expenses

Administrative expenses mainly included office rental charges, salaries and professional fee.

Below table sets out the components of non-cash items:

	Three Months ended March 31,
	2011	2010
Depreciation	$640	$841

The depreciation policy adopted in for the fiscal year 2011 was consistent with that adopted in 2010.

Other Income

No other income occurred for both three months ended March 31, 2011 and March 31, 2010.

Net Loss

Net loss for the three months ended March 31, 2011 was $194,322 compared to net loss of $86,944 for the three months ended March 31, 2010. Losses of both periods are attributable to the significant deteriorated environment and the challenging economic crisis of the periods.   The increase of loss for the three months ended March 31, 2011 is attributable to the increase of administrative expenses.

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

Liquidity and Capital Resources for Three Months Ended March 31, 2011 and 2010

Cash flows from operating activities

We experienced negative cash flows used in operations in the amount of $164,872 for three months ended March 31, 2011 as compared with negative cash flow used in the operations in the amount of $125,776 for three months ended March 31, 2010.

Cash flows from investing activities

During three months ended March 31, 2011, we have no investing activities.

During three months ended March 31, 2010, we have purchased plant and equipment of $3,363.

Cash flows from financing activities

We experienced positive cash flow advanced from a related party in the amount of $165,974 and $131,746 for the three months ended March 31, 2011 and 2010.

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

Employees

As of March 31, 2011, we had approximately 3 full-time employees employed in Hong Kong. From time to time we employ independent contractors to support our production, engineering, marketing, and sales departments.

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

Not applicable to Smaller Reporting Companies.

ITEM 4T.

CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.

Based on an evaluation under the supervision and with the participation of management, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as defined in Section 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange  Act") were effective as of March 31, 2011 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2011, which were identified in connection with management's evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

INNOCOM TECHNOLOGY HOLDINGS, INC.

/s/ William Yan Sui Hui
Dated: May 20, 2011	William Yan Sui Hui, Chief Executive Officer (Principal executive officer)

/s/ Cheung Wai Hung, Eddie
Dated: May 20, 2011	Cheung Wai Hung, Eddie, Chief Financial Officer (Principal financial officer)