Form 10-Q
period 2011-06-30
INNOCOM TECHNOLOGY HOLDINGS, INC.
filed 2011-08-15
CIK 1076541

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarter ended June 30, 2011

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

Indicate by check mark whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.        .

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

The number of shares outstanding of each of the Registrant’s classes of common stock, as of August 11, 2011 was 37,898,251 shares, all of one class of $0.001 par value Common Stock.

INNOCOM TECHNOLOGY HOLDINGS, INC.

FORM 10-Q

Quarter Ended June 30, 2011

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

In some cases, you can identify forward-looking statements by terminology such as "may," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," "proposed," "intended," or "continue" or the negative of these terms or other comparable terminology. You should read statements that contain these words carefully, because they discuss our expectations about our future operating results or our future financial condition or state other "forward-looking" information. There may be events in the future that we are not able to accurately predict or control. Before you invest in our securities, you should be aware that the occurrence of any of the events described in this Quarterly Report could substantially harm our business, results of operations and financial condition, and that upon the occurrence of any of these events, the trading price of our securities could decline and you could lose all or part of your investment. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, growth rates, levels of activity, performance or achievements. We are under no duty to update any of the forward-looking statements after the date of this Quarterly Report to conform these statements to actual results.

PART I. - FINANCIAL INFORMATION

ITEM  1.  Financial Statements

INNOCOM TECHNOLOGY HOLDINGS, INC.

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

INNOCOM TECHNOLOGY HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2011 AND DECEMBER 31, 2010

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	June 30, 2011	December 31, 2010
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$17,259	$2,407
Prepayments and other receivables	19,890	19,891

Total current assets	37,149	22,298

Non-current assets:
Property, plant and equipment, net	2,137	3,418

TOTAL ASSETS	$39,286	$25,716

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$85,102	$83,451
Amount due to a related party	5,051,145	4,785,785
Other payables and accrued liabilities	258,832	253,241

Total current liabilities	5,395,079	5,122,477

Commitments and contingencies

Stockholders’ deficit:
Common stock, $0.001 par value; 50,000,000 shares authorized; 37,898,251 shares issued and outstanding, respectively	37,898	37,898
Additional paid-in capital	6,901,232	6,901,232
Accumulated other comprehensive income	420,429	467,792
Accumulated deficit	(12,715,352)	(12,503,683)

Total stockholders’ deficit	(5,355,793)	(5,096,761)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$39,286	$25,716

See accompanying notes to condensed consolidated financial statements.

INNOCOM TECHNOLOGY HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010

Revenues, net	$-	$-	$-	$-

Cost of revenue	-	-	-	-

Gross profit	-	-	-	-

Operating expenses:
General and administrative	17,347	29,177	211,669	116,106
Total operating expenses	17,347	29,177	211,669	116,106

LOSS BEFORE INCOME TAXES	(17,347)	(29,177)	(211,669)	(116,106)

Income tax expense	-	-	-	-

NET LOSS	$(17,347)	$(29,177)	$(211,669)	$(116,106)

Other comprehensive loss:
- Foreign currency translation loss	(33,918)	(23,979)	(47,363)	(26,215)

COMPREHENSIVE LOSS	$(51,265)	$(53,156)	$(259,032)	$(142,321)

Net loss per share – Basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Weighted average common shares outstanding – Basic and diluted	37,898,251	37,898,251	37,898,251	37,898,251

See accompanying notes to condensed consolidated financial statements.

INNOCOM TECHNOLOGY HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

	Six months ended June 30,
	2011	2010

Cash flows from operating activities:
Net loss	$(211,669)	$(116,106)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,282	1,852
Change in operating assets and liabilities:
Prepayments and other receivables	-	17,611
Accounts payable	-	336
Other payables and accrued liabilities	4,919	(38,726)
Net cash used in operating activities	(205,468)	(135,033)

Cash flows from investing activities:
Payment on plant and equipment	-	(5,135)
Net cash used in investing activities	-	(5,135)

Cash flows from financing activities:
Advances from a related party	220,320	169,790
Net cash provided by financing activities	220,320	169,790

Effect of exchange rate changes on cash and cash equivalents	-	(29,261)

Net change in cash and cash equivalents	14,852	361

CASH AND CASH EQUIVALENT, BEGINNING OF PERIOD	2,407	7,548

CASH AND CASH EQUIVALENT, END OF PERIOD	$17,259	$7,909

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

See accompanying notes to condensed consolidated financial statements.

INNOCOM TECHNOLOGY HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE SIX MONTHS ENDED JUNE 30, 2011

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Common stock		Additional paid-in capital	Accumulated other comprehensive (loss) income	Accumulated deficit	Total stockholders’ deficit
	No. of shares	Amount

Balance as of January 1, 2011	37,898,251	$37,898	$6,901,232	$467,792	$(12,503,683)	$(5,096,761)

Net loss for the period	-	-	-	-	(211,669)	(211,669)

Foreign currency translation adjustment	-	-	-	(47,363)	-	(47,363)
Balance as of June 30, 2011	37,898,251	$37,898	$6,901,232	$420,429	$(12,715,352)	$(5,355,793)

See accompanying notes to condensed consolidated financial statements.

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

In the opinion of management, the consolidated balance sheet as of December 31, 2010 which has been derived from audited financial statements and these unaudited condensed consolidated financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the period ended June 30, 2011 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2011 or for any future period.

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

For the six months ended June 30, 2011, the Company has experienced a net loss of $211,669 with an accumulated deficit of $12,715,352 as of that date. The continuation of the Company as a going concern through June 30, 2012 is dependent upon the continued financial support from its stockholders. Management believes this funding will continue, and is also actively seeking new investors. Management believes the existing stockholders will provide the additional cash to meet the Company’s obligations as they become due, and will allow its planned principal business to commence and assembly the production lines of mobile handsets and components in the PRC.

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

•

Cash and cash equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of Three and Six months or less as of the purchase date of such investments.

•

Property, plant and equipment

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

Depreciation expense was $642 and $1,011 for the three months ended June 30, 2011 and 2010, respectively.

Depreciation expense was $1,282 and $1,852 for the six months ended June 30, 2011 and 2010, respectively.

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

•

Income taxes

The Company adopts ASC Topic 740, “Income Taxes”, regarding accounting for uncertainty in income taxes which prescribes the recognition threshold and measurement attributes for financial statement recognition and measurement of tax positions taken or expected to be taken on a tax return. In addition, the guidance requires the determination of whether the benefits of tax positions will be more likely than not sustained upon audit based upon the technical merits of the tax position. For tax positions that are determined to be more likely than not sustained upon audit, a company recognizes the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement in the financial statements. For tax positions that are not determined to be more likely than not sustained upon audit, a company does not recognize any portion of the benefit in the financial statements. The guidance provides for de-recognition, classification, penalties and interest, accounting in interim periods and disclosure.

The Company did not have any unrecognized tax positions or benefits and there was no effect on the financial condition or results of operations for the three and six months ended June 30, 2011. The Company and its subsidiaries are subject to local and various foreign tax jurisdictions. The Company’s tax returns remain open subject to examination by major tax jurisdictions.

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

Translation of amounts from RMB and HK$ into US$1 has been made at the following exchange rates for the respective period:

	June 30, 2011	June 30, 2010
Period-end RMB:US$1 exchange rate	6.4640	6.8086
Average period RMB:US$1 exchange rate	6.5482	6.8348
Period-end HK$:US$1 exchange rate	7.7835	7.7847
Average period HK$:US$1 exchange rate	7.7830	7.7717

•

Related parties

Parties, which can be a corporation or individual, are considered to be related if the Company has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operating decisions. Companies are also considered to be related if they are subject to common control or common significant influence.

•

Fair value of financial instruments

The carrying value of the Company’s financial instruments: cash, prepayments and other receivables, accounts payable, amount due to a related party, other payables and accrued liabilities approximate at their fair values because of the short-term nature of these financial instruments.

The Company also follows the guidance of ASC Topic 820-10, “Fair Value Measurements and Disclosures” ("ASC 820-10"), with respect to financial assets and liabilities that are measured at fair value. ASC 820-10 establishes a three-tier fair value hierarchy that prioritizes the inputs used in measuring fair value as follows:

•

Level 1 : Observable inputs such as quoted prices in active markets;

•

Level 2 : Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

•

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

In May 2011, the Financial Accounting Standard Board (“FASB”) issued ASU 2011-04, which is an update to Topic 820, “Fair Value Measurement”. This update establishes common requirements for measuring fair value and related disclosures in accordance with accounting principles generally accepted in the United Sates and international financial reporting standards. This amendment did not require additional fair value measurements. ASU 2011-04 is effective for all interim and annual reporting periods beginning after December 15, 2011. The Company does not expect the adoption of this guidance to have a material impact on its financial position or results of operations.

In June 2011, the FASB issued ASU 2011-05, which is an update to Topic 220, “Comprehensive Income”. This update eliminates the option of presenting the components of other comprehensive income as part of the statement of changes in stockholders’ equity, requires consecutive presentation of the statement of net income and other comprehensive income and requires reclassification adjustments from other comprehensive income to net income to be shown on the financial statements. ASU 2011-05 is effective for all interim and annual reporting periods beginning after December 15, 2011. The Company does not expect the adoption of this guidance to have a material impact on its financial position or results of operations.

NOTE－5

AMOUNT DUE TO A RELATED PARTY

As of June 30, 2011, amount due a related party represented temporary advances made by a director and a major shareholder of the Company, Mr. William Hui, which was unsecured, interest-free with no fixed repayment term.

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

Hong Kong

For the six months ended June 30, 2011, no provision for Hong Kong Profits Tax is provided for since the Company’s income neither arises in, nor is derived from Hong Kong under its applicable tax law.

The PRC

With effect from January 1, 2008, the Company is subject to the unified income rate of 25% on the taxable income. For the six months ended June 30, 2011, the Company generated no operating result and accordingly, no provision for income tax has been recorded.

NOTE－7

COMMITMENTS AND CONTINGENCIES

The Company currently does not have any formal rent agreements. The Company recorded and paid rent expense at the current market fair value on a monthly basis under the lease agreement signed by a related party, which was controlled by the director and major shareholder of the Company.

Costs incurred under this operating lease are recorded as rental expense and totaled approximately $26,652 and $33,844 for the six months ended June 30, 2011 and 2010, respectively.

NOTE－8

SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after June 30, 2011 through the date of the condensed financial statements were issued and filed with this Form 10-Q. There were no subsequent events that required recognition or disclosure.

ITEM 2.

MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

The following review concerns three months ended June 30, 2011 and June 30, 2010, and six months ended June 30, 2011 and June 30, 2010, which should be read in conjunction with the financial statements and notes thereto presented in the Form 10-K.

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

History

Innocom Technology Holdings, Inc. (the “Company” or “INCM”) was incorporated in the State of Nevada on June 26, 1998.

On June 20, 2006, the Company changed its name from “Dolphin Productions, Inc.” to “Innocom Technology Holdings, Inc.”

On January 19, 2007, Changzhou Innocom Communication Technology Limited is incorporated and registered in the People’s Republic of China (“the PRC”).

On May 16, 2007, the Company purchased a 10 year mobile phone manufacturing license in a consideration of RMB45 million (approximately $5,770,000) and annual license fee of RMB500,000 (approximately $64,000).

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

Overview and Future Plan of Operations

In February 2009, the Company determined to have a temporary closure in the manufacturing facility in Changzhou City, Zhejiang Province, the PRC. Starting from the fourth quarter 2008, global economic conditions have deteriorated significantly across the countries and the demand for communication products and components was adversely slowed down. During such challenging economic times, the Company has discontinued operation in the manufacture of mobile communication products and components in the PRC. However, the Company has no intention to dispose of the production facilities. We are seeking production contracts, both volume and operating contribution of which warrant us to start the production facilities again. We have expended several million dollars establishing our manufacturing facilities.  Despite the fact that we have written down the value of the manufacturing facility we have no intention to dispose of it.  We continue to seek out production contracts for the facility. We will need to privately offer and sell shares in order to finance initial working capital should we resume production.

Revenue

As a result of temporary discontinue of business and operation in the manufacture of mobile communication products and components in the PRC, no revenue is recorded during both three and six months ended June 30, 2011.

Cost of Sales

As a result of temporary discontinue of business and operation in the manufacture of mobile communication products and components in the PRC, no cost of sale is recorded during both three and six months ended June 30, 2011.

Administrative Expenses

Administrative expenses mainly included office rental charges, salaries and professional fee.

Below table sets out the components of non-cash items:

	Three Months ended June 30,		Six Months ended June 30,
	2011	2010	2011	2010
Depreciation	$642	$1,011	$1,282	$1,852

The depreciation policy adopted in for the fiscal year 2011 was consistent with that adopted in 2010.

Net Loss

During the three months ended June 30, 2011, we experienced a net loss of $17,347 compared to a net loss of $29,177 for three months ended June 30, 2010. Net loss for the six months ended June 30, 2011 was $211,669 compared to net loss of $116,106 for the six months ended June 30, 2010. Loss of both periods is attributable to the significant deteriorated environment and the challenging economic crisis of the periods.

Trends, Events, and Uncertainties

On May 8, 2008, we have completed the establishment of a new subsidiary, Changzhou Innocom Communication Technology Limited in Changzhou, Jiangsu Province, China upon the approval of its local government. Trial assembling of mobile phones had been completed. We assembled mobile phones under the purchased trade mark namely “Tsinghua Unisplendour” and other mobile phone components on OEM basis. On August 13, 2008, this subsidiary has entered into an annual assembling service agreement for a brand-name mobile phone manufacturer on OEM basis. However, starting from the fourth quarter of 2008, global economic conditions have deteriorated significantly across the countries and the demand for communication products and components was adversely slowed down. During challenging economic times, the Company determined to discontinue operation in the manufacture of mobile communication products and components in February 2009.

Liquidity and Capital Resources for Six Months Ended June 30, 2011 and 2010

Cash flows from operating activities

We experienced negative cash flows used in operations in the amount of $205,468 for six months ended June 30, 2011 as compared with negative cash flow used in the operations in the amount of $135,033 for six months ended June 30, 2010.

Cash flows from investing activities

During six months ended June 30, 2011, we have no investing activities.

During six months ended June 30, 2010, we purchased $5,135 plant and equipment.

Cash flows from financing activities

During six months ended June 30, 2011, we experienced positive cash flow advance from a related party in the amount of $220,320.

During six months ended June 30, 2010, we experienced positive cash flow advance from a related party in the amount of $169,790.

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

Employees

As of June 30, 2011, we had approximately 3 full-time employees employed in Hong Kong. From time to time we employ independent contractors to support our production, engineering, marketing, and sales departments.

Website Access to our SEC Reports

Our Internet website address is www.innocomtechnology.com. Through our Internet website, we will make available, free of charge, the following reports as soon as reasonably practicable after electronically filing them with, or furnishing them to, the SEC: our Annual Reports on Form 10-K; our Quarterly Reports on Form 10-Q; our Current Reports on Form 8-K; and amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Our Internet website and the information contained therein or connected thereto are not intended to be incorporated into this Quarterly Report on Form 10-K.

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

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable to Smaller Reporting Companies.

ITEM 4.

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to be effective in providing reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “ SEC”), and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

In designing and evaluating disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute assurance of achieving the desired objectives. Also, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. The design of any system of controls is based, in part, upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Principal Financial Officer (Chairman of the Board), of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, management concluded that our disclosure controls and procedures are effective at a reasonable assurance level as of June 30, 2011 to cause the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by SEC, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Principal Financial Officer (Chairman of the Board), as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal controls over financial reporting identified in connection with the requisite evaluation that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Limitations

Our management, including our Chief Executive Officer and Principal Financial Officer (Chairman of the Board), does not expect that our disclosure controls or internal controls over financial reporting will prevent all errors or all instances of fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and any design may not succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitation of a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

INNOCOM TECHNOLOGY HOLDINGS, INC.

/s/ William Yan Sui Hui
Dated: August 11, 2011	William Yan Sui Hui, Chief Executive Officer (Principal executive officer)

/s/ Cheung Wai Hung, Eddie
Dated: August 11, 2011	Cheung Wai Hung, Eddie, Chief Financial Officer (Principal financial officer)