Form 10-Q
period 2011-09-30
INNOCOM TECHNOLOGY HOLDINGS, INC.
filed 2011-11-21
CIK 1076541

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

  X .

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarter ended September 30, 2011

Commission File Number 0-50164

INNOCOM TECHNOLOGY HOLDINGS, INC.

(Exact Name of small business issuer as specified in Its charter)

NEVADA	87-0618756
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

Suite 901, Sun Hung Kai Centre, 30 Harbour Road, Wanchai, Hong Kong, PRC (Address of principal executive offices)	_________________ (Zip code)

Issuer’s telephone number, including area code: (852) 3102 1602

________________________________________________________________________

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

Yes      . No  X .

The number of shares outstanding of each of the Registrant’s classes of common stock, as of November 21, 2011 was 37,898,251 shares, all of one class of $0.001 par value Common Stock.

INNOCOM TECHNOLOGY HOLDINGS, INC.

FORM 10-Q

Quarter Ended September 30, 2011

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

INNOCOM TECHNOLOGY HOLDINGS, INC.

(A Development Stage Company)

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

INNOCOM TECHNOLOGY HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2011 AND DECEMBER 31, 2010

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	September 30, 2011	December 31, 2010
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$2,168	$2,407
Prepayments and other receivables	19,865	19,891

Total current assets	22,033	22,298

Non-current assets:
Property, plant and equipment, net	1,494	3,418

TOTAL ASSETS	$23,527	$25,716

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$85,925	$83,451
Amount due to a related party	4,968,610	4,785,785
Other payables and accrued liabilities	310,382	253,241

Total current liabilities	5,364,917	5,122,477

Commitments and contingencies

Stockholders’ deficit:
Common stock, $0.001 par value; 50,000,000 shares authorized; 37,898,251 shares issued and outstanding, respectively	37,898	37,898
Additional paid-in capital	6,901,232	6,901,232
Accumulated other comprehensive income	400,297	467,792
Accumulated deficit	(12,680,817)	(12,503,683)

Total stockholders’ deficit	(5,341,390)	(5,096,761)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$23,527	$25,716

See accompanying notes to condensed consolidated financial statements.

INNOCOM TECHNOLOGY HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010

Revenues, net	$-	$-	$-	$-

Cost of revenue	-	-	-	-

Gross profit	-	-	-	-

Operating expenses:
General and administrative	64,362	68,817	177,134	184,923
Total operating expenses	64,362	68,817	177,134	184,923

LOSS FROM OPERATIONS	(64,362)	(68,817)	(177,134)	(184,923)

Other income:
Sundry income	-	139	-	139

LOSS BEFORE INCOME TAXES	(64,362)	(68,678)	(177,134)	(184,784)

Income tax expense	-	-	-	-

NET LOSS	$(64,362)	$(68,678)	$(177,134)	$(184,784)

Other comprehensive loss:
- Foreign currency translation loss	(20,132)	(5,293)	(67,495)	(31,508)

COMPREHENSIVE LOSS	$(84,494)	$(72,971)	$(244,629)	$(216,292)

Net loss per share – Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average common shares outstanding – Basic and diluted	37,898,251	37,898,251	37,898,251	37,898,251

See accompanying notes to condensed consolidated financial statements.

INNOCOM TECHNOLOGY HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

	Nine months ended September 30,
	2011	2010

Cash flows from operating activities:
Net loss	$(177,134)	$(184,784)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,922	2,883
Change in operating assets and liabilities:
Prepayments and other receivables	-	16,958
Other payables and accrued liabilities	56,455	(40,595)
Net cash used in operating activities	(118,757)	(205,538)

Cash flows from investing activities:
Payment on plant and equipment	-	(5,135)
Net cash used in investing activities	-	(5,135)

Cash flows from financing activities:
Advances from a related party	118,521	271,829
Net cash provided by financing activities	118,521	271,829

Effect of exchange rate changes on cash and cash equivalents	(3)	(46,750)

Net change in cash and cash equivalents	(239)	14,406

CASH AND CASH EQUIVALENT, BEGINNING OF PERIOD	2,407	7,548

CASH AND CASH EQUIVALENT, END OF PERIOD	$2,168	$21,954

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

See accompanying notes to condensed consolidated financial statements.

INNOCOM TECHNOLOGY HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Common stock		Additional paid-in capital	Accumulated other comprehensive (loss) income	Accumulated deficit	Total stockholders’ deficit
	No. of shares	Amount

Balance as of January 1, 2011	37,898,251	$37,898	$6,901,232	$467,792	$(12,503,683)	$(5,096,761)

Net loss for the period	-	-	-	-	(177,134)	(177,134)

Foreign currency translation adjustment	-	-	-	(67,495)	-	(67,495)
Balance as of September 30, 2011	37,898,251	$37,898	$6,901,232	$400,297	$(12,680,817)	$(5,341,390)

See accompanying notes to condensed consolidated financial statements.

INNOCOM TECHNOLOGY HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

NOTE 1   BASIS OF PRESENTATION

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

In the opinion of management, the consolidated balance sheet as of December 31, 2010 which has been derived from audited financial statements and these unaudited condensed consolidated financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the period ended September 30, 2011 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2011 or for any future period.

These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the Management’s Discussion and the audited financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2010.

NOTE 2   ORGANIZATION AND BUSINESS BACKGROUND

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

NOTE 3   GOING CONCERN UNCERTAINTIES

The accompanying condensed consolidated financial statements have been prepared using the going concern basis of accounting, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

For the nine months ended September 30, 2011, the Company has experienced a net loss of $177,134 with an accumulated deficit of $12,680,817 as of that date. The continuation of the Company as a going concern through September 30, 2012 is dependent upon the continued financial support from its stockholders. Management believes this funding will continue, and is also actively seeking new investors. Management believes the existing stockholders will provide the additional cash to meet the Company’s obligations as they become due, and will allow its planned principal business to commence and assembly the production lines of mobile handsets and components in the PRC.

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

INNOCOM TECHNOLOGY HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

NOTE 4   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

●

Cash and cash equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of Three and Nine months or less as of the purchase date of such investments.

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

Depreciation expense was $640 and $1,031 for the three months ended September 30, 2011 and 2010, respectively.

Depreciation expense was $1,922 and $2,883 for the nine months ended September 30, 2011 and 2010, respectively.

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

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011

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

The Company did not have any unrecognized tax positions or benefits and there was no effect on the financial condition or results of operations for the three and nine months ended September 30, 2011. The Company and its subsidiaries are subject to local and various foreign tax jurisdictions. The Company’s tax returns remain open subject to examination by major tax jurisdictions.

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

Translation of amounts from RMB and HK$ into US$1 has been made at the following exchange rates for the respective period:

	September 30, 2011	September 30, 2010
Period-end RMB:US$1 exchange rate	6.4018	6.698
Average period RMB:US$1 exchange rate	6.5060	6.816
Period-end HK$:US$1 exchange rate	7.7934	7.758
Average period HK$:US$1 exchange rate	7.7867	7.772

INNOCOM TECHNOLOGY HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

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

NOTE 5   AMOUNT DUE TO A RELATED PARTY

As of September 30, 2011, amount due a related party represented temporary advances made by a director and a major shareholder of the Company, Mr. William Hui, which was unsecured, interest-free with no fixed repayment term.

INNOCOM TECHNOLOGY HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

NOTE 6   INCOME TAXES

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

Hong Kong

For the nine months ended September 30, 2011, no provision for Hong Kong Profits Tax is provided for since the Company’s income neither arises in, nor is derived from Hong Kong under its applicable tax law.

The PRC

With effect from January 1, 2008, the Company is subject to the unified income rate of 25% on the taxable income. For the nine months ended September 30, 2011, the Company generated no operating result and accordingly, no provision for income tax has been recorded.

NOTE 7   COMMITMENTS AND CONTINGENCIES

The Company currently does not have any formal rent agreements. The Company recorded and paid rent expense at the current market fair value on a monthly basis under the lease agreement signed by a related party, which was controlled by the director and major shareholder of the Company.

Costs incurred under this operating lease are recorded as rental expense and totaled approximately $49,077 and $45,084 for the nine months ended September 30, 2011 and 2010, respectively.

NOTE 8   SUBSEQUENT EVENTS

The Company evaluated subsequent events through the date the financial statements were issued and filed with this Form 10-Q. There were no subsequent events that required recognition or disclosure.

ITEM 2.   MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

The following review concerns three months ended September 30, 2011 and September 30, 2010, and nine months ended September 30, 2011 and September 30, 2010, which should be read in conjunction with the financial statements and notes thereto presented in the Form 10-K.

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

Results of Operations for Three Months Ended September 30, 2011 and September 30, 2010 and Nine Months Ended September 30, 2011 and September 30, 2010

During the three months ended September 30, 2011, we experienced a net loss of $64,362 compared to a net loss of $68,678 for three months ended September 30, 2010. During the nine months ended September 30, 2011, we experienced a net loss of $177,134 compared to a net loss of $184,784 for nine  months ended September 30, 2010. The loss is attributable to the significant deteriorated environment and the challenging economic crisis of the period.

Revenue

As a result of temporary discontinue of business and operation in the manufacture of mobile communication products and components in the PRC, no revenue is recorded during both three and nine months ended September 30, 2011.

Cost of Sales

As a result of temporary discontinue of business and operation in the manufacture of mobile communication products and components in the PRC, no cost of sale is recorded during both three and nine months ended September 30, 2011.

Administrative Expenses

Administrative expenses mainly included office rental charges, salaries and professional fee.

Below table sets out the components of non-cash items:

	Three Months ended September 30,		Nine Months ended September 30,
	2011	2010	2011	2010
Depreciation	$640	$1,031	$1,922	$2,883

The depreciation policy adopted in for the fiscal year 2011 was consistent with that adopted in 2010.

Other Income

Total other income for both periods presented was immaterial and consisted of the following:

	Three Months ended September 30, 2011	Three Months ended September 30, 2010	Nine Months ended September 30, 2011	Nine Months ended September 30, 2010
Sundry income	$-	$139	$-	$139

Net Loss

During the three months ended September 30, 2011, we experienced a net loss of $64,362 compared to a net loss of $68,678 for three months ended September 30, 2010 Net loss for the nine months ended September 30, 2011 was $177,134 compared to net loss of $184,784 for the nine months ended September 30, 2010. Loss of both periods is attributable to the significant deteriorated environment and the challenging economic crisis of the periods.   .

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

Liquidity and Capital Resources for Nine Months Ended September 30, 2011 and 2010

Cash flows from operating activities

We experienced negative cash flows used in operations in the amount of $118,757 for nine months ended September 30, 2011 as compared with negative cash flow used in the operations in the amount of $205,538 for nine months ended September 30, 2010.

Cash flows from investing activities

During nine months ended September 30, 2011, we have not purchased any plant and equipment.

During nine months ended September 30, 2010, we purchased $5,135 plant and equipment.

Cash flows from financing activities

During nine months ended September 30, 2011 we experienced positive cash flow advanced from a related party in the amount of $118,521.

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

Employees

As of September 30, 2011, we had approximately 3 full-time employees employed in Hong Kong. From time to time we employ independent contractors to support our production, engineering, marketing, and sales departments.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Principal Financial Officer (Chairman of the Board), of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, management concluded that our disclosure controls and procedures are effective at a reasonable assurance level as of September  30, 2011 to cause the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by SEC, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Principal Financial Officer (Chairman of the Board), as appropriate, to allow timely decisions regarding required disclosure.

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

INNOCOM TECHNOLOGY HOLDINGS, INC.

/s/ William Yan Sui Hui
Dated: November 21, 2011	William Yan Sui Hui Chief Executive Officer (Principal executive officer)

/s/ Cheung Wai Hung, Eddie
Dated: November 21, 2011	Cheung Wai Hung, Eddie Chief Financial Officer (Principal financial officer)