Form 10-K
period 2011-12-31
INNOCOM TECHNOLOGY HOLDINGS, INC.
filed 2012-04-16
CIK 1076541

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

   X .    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

OR

       .    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 0- 50164

INNOCOM TECHNOLOGY HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Nevada	87-0618756
(State or other jurisdiction of Incorporation or organization)	(IRS Employer Identification No.)

26th Floor, Top Glory Tower,

262 Gloucester Road, Causeway Bay, Hong Kong, PRC

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

As of June 30, 2011, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $591,632.84 based on the closing sale price as reported on the Over-the-Counter Bulletin Board.

As of April 16, 2012, there were 37,898,251 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

Innocom Technology Holdings, Inc.

FORM 10-K

For the Year Ended December 31, 2011

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

In 2006, we changed  the name of the Company from Dolphin Production, Inc. to Innocom Technology Holdings, Inc.

Due to keen competition, the Company ceased the business of design and solution provision for mobile phone segment in the last quarter of 2006 and disposed of entire segment in May 2007 with a profit of US$599,544.

In February 2007, we established a wholly-foreign owned subsidiary company to acquire distressed land, factory building and equipments under receivership from municipal government. The factory will be used for assembling mobile phones under the trademark we purchased in May 2007 and components parts on OEM basis.

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

In February 2012, we established a new Hong Kong subsidiary company, named Lead Faith International Trading Limited, to explore possible trading business.

Our Business

We provide sourcing of mobile phone handsets and components for customers on a wholesale basis.

Customers

Our customers include major mobile handset brand owners in China, such as TCL, CECT, Cosun Communications, Panda Communications and Zhejiang Holley Communication Group Co., Ltd.

We generate our revenue from sale and trading of complete mobile handsets and component parts.

Facilities

Other than PRC land use right held by Changzhou Innocom Communication Technology, we do not own any land and building in Hong Kong. We currently rent a 100 square meters office with a lease period of two years in Hong Kong as our headquarter office.

Employees

As of December 31, 2011, we employed approximately 3 full-time employees. The Company does not have any collective bargaining agreements with its employees and we consider our employee relations to be good.

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

26th Floor, Top Glory Tower

262 Gloucester Road

Causeway Bay, Hong Kong, PRC

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

Item 1A. Risk Factors

N/A

Item 1B. Unresolved Staff Comments

Not applicable to Smaller Reporting Companies.

Item 2. Properties

Our principal executive office is located at 26th Floor, Top Glory Tower, 262 Gloucester Road, Causeway Bay, Hong Kong, PRC. In February 2012, we began renting this office facilities consisting of approximately 100 square meters as our current headquarter for a period of two (2) years on a month-to-month basis at $5,800 per month under an informal oral rental agreement with Chinarise Capital (Hong Kong) Limited, a company owned and controlled by William Hui, our Chief Executive Officer and majority shareholder.   Our annual rental commitment under this new agreement is $69,600.

During the year ended December 31, 2011, total payments for all property rent was $67,392 ( 2010: $67,392) was paid to Chinarise Capital (Hong Kong) Limited under informal oral rental agreement.

The Company currently does not have any formal written rent agreements.

We periodically evaluate our facilities requirements. Some of our facilities are sublet in whole or in part.

Item 3. Legal Proceedings

We are not involved in any material pending legal proceedings at this time, and management is not aware of any contemplated proceeding by any governmental authority.

Item 4. Mine Safety Disclosures.     Not Applicable

PART II.

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the Over-the-Counter Bulletin Board under the symbol “INCM.OB”.  As of April 16, 2012, there were: (i) 248 shareholders of record, without giving effect to determining the number of shareholders who hold shares in "street name" or other nominee status; (ii) no outstanding options to purchase shares of our common stock; (iii) outstanding 37,898,251 shares of our common stock, and (v) no shares subject to registration rights.

The following table sets forth, for the fiscal quarters indicated, the high and low closing prices as reported by the Over-the-Counter Bulletin Board. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

Sales Price

	High	Low
Fiscal 2011
First Quarter	$0.09	$0.02
Second Quarter	$0.04	$0.03
Third Quarter	$0.03	$0.03
Fourth Quarter	$0.06	$0.04

Fiscal 2010
First Quarter	$0.09	$0.03
Second Quarter	$0.09	$0.02
Third Quarter	$0.02	$0.01
Fourth Quarter	$0.01	$0.01

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

Recent Sales of Unregistered Securities

During the year ended December 31, 2011, we did not issue any securities that were not registered under the Securities Act of 1933, as amended (the “Securities Act”).

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

Results of Operations for the Years Ended December 31, 2011 and December 31, 2010

During the year ended December 31, 2011, we experienced a net loss of $231,838 representing total general and administrative expenses for  the year. The decrease of loss as compared with 2010 is due to decrease of overseas travelling expenses and there is no impairment loss of long-lived assets during the year.

During the year ended December 31, 2010, we experienced a net loss of $1,056,503 representing aggregated amount of general and administrative expenses for the year, and impairment loss of long-lived assets..

Revenue

As a result of temporary discontinue of business and operation in the manufacture of mobile communication products and components in the PRC, no revenue was recorded during the year ended December 31, 2011 and year ended December 31, 2010.

Administrative Expenses

Below table sets out the analysis of administrative expenses:

	Year ended December 31 2011	Year ended December 31, 2010
Total general and administrative expenses	$231,838	$316,865
Less: non-cash items	(2,563)	(3,023)
	$229,275	$313,842

The decrease in administrative expenses was primarily attributable to the management effort to reduce general expenses and administrative expenses, in particular of overseas traveling expenses...

Non-cash items

Below table set out the components of non-cash items:

	Year ended December 31, 2011	Year ended December 31, 2010
Depreciation	$2,563	$3,023
Impairment loss of long-lived assets	-	739,638
	$2,563	$742,661

The depreciation policy adopted in 2011 was consistent with that adopted in 2010.

As we have already written down long-lived assets to nil value in 2010, there is no impairment loss for 2011.

Other Income (Expenses)

Total other income (expenses) for both periods presented was immaterial and consisted of the following:

	Year ended December 31, 2011	Year ended December 31, 2010

Interest income	$-	$-

Interest expense	$-	$-

Net Loss

Net loss for 2011 of $231,838 represents total general and administrative expenses for the year. The decrease of loss as compared with 2010 is due to decrease of overseas travelling expenses and there is no impairment loss of long-lived assets during the year.

Net loss for 2010 of $1,056,503 represents aggregated amount of general and administrative expenses for the year, and impairment loss of long-lived assets..

Trends, Events, and Uncertainties

N/A

Liquidity and Capital Resources for the Twelve Month Period Ended December 31, 2011 and 2010

Cash flows from operating activities

We experienced negative cash flows used in operations in the amount of $152,065 for the year ended December 31, 2011.

We experienced negative cash flows used in operations in the amount of $270,783 for the year ended December 31, 2010.

As the Company did not have any income during 2011 and 2010, the cash flows used in operations representing general and administrative expenses paid. The decrease of negative cash flows is due to the decrease of general and administrative experienced in 2011.

Cash flows from investing activities

During 2011, there were no investing activities.

During 2010, we purchased $5,137 equipment.

Cash flows from financing activities

During 2011, we obtained a $153,373 advance from a related party.

During 2010, we obtained a $270,645 advance from a related party.

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

Item 8. Financial Statements and Supplementary Data

INNOCOM TECHNOLOGY HOLDINGS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

Innocom Technology Holdings, Inc.

We have audited the accompanying consolidated balance sheets of Innocom Technology Holdings, Inc. and its subsidiaries (“the Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations and comprehensive loss, cash flows and stockholders’ deficit for the years ended December 31, 2011 and 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2011 and 2010, and the results of operations and cash flows for the years ended December 31, 2011 and 2010 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ HKCMCPA Company Limited

HKCMCPA Company Limited

Certified Public Accountants

Hong Kong, China

16 April, 2012

INNOCOM TECHNOLOGY HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2011 AND 2010

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	As of December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$3,725	$2,407
Prepayments and other receivables	19,927	19,891

Total current assets	23,652	22,298

Non-current assets:
Property, plant and equipment, net	856	3,418

TOTAL ASSETS	$24,508	$25,716

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$86,598	$83,451
Amount due to a related party	5,030,088	4,785,785
Other payables and accrued liabilities	332,305	253,241

Total liabilities	5,448,991	5,122,477

Commitments and contingencies	-	-

Stockholders’ deficit:
Common stock, $0.001 par value; 50,000,000 shares authorized; 37,898,251 shares issued and outstanding as of December 31, 2011 and 2010	37,898	37,898
Additional paid-in capital	6,901,232	6,901,232
Accumulated other comprehensive income	371,908	467,792
Accumulated deficit	(12,735,521)	(12,503,683)

Total stockholders’ deficit	(5,424,483)	(5,096,761)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$24,508	$25,716

See accompanying notes to consolidated financial statements.

INNOCOM TECHNOLOGY HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Years ended December 31,
	2011	2010

Revenues, net	$-	$-

Cost of revenue	-	-

Gross profit	-	-

Operating expenses:
Impairment loss on property, plant and equipment	-	739,638
General and administrative	231,838	316,865
Total operating expenses	231,838	1,056,503

LOSS FROM OPERATIONS	(231,838)	(1,056,503)

Other income:
Interest expense	-	-

LOSS BEFORE INCOME TAX	(231,838)	(1,056,503)

Income tax expense	-	-

NET LOSS	$(231,838)	$(1,056,503)

Other comprehensive loss:
- Foreign currency translation loss	(95,884)	(63,438)

COMPREHENSIVE LOSS	$(327,722)	$(1,119,941)

Net loss per share – Basic and diluted	$(0.01)	$(0.03)

Weighted average common shares outstanding – Basic and diluted	37,898,251	37,898,251

See accompanying notes to consolidated financial statements.

INNOCOM TECHNOLOGY HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

(Currency expressed in United States Dollars (“US$”))

	Years ended December 31,
	2011	2010

Cash flows from operating activities:
Net loss	$(231,838)	$(1,056,503)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,563	3,023
Impairment loss on property, plant and equipment	-	739,638
Change in operating assets and liabilities:
Prepayments and other receivables	-	53,053
Other payables and accrued liabilities	77,210	(9,994)
Net cash used in operating activities	(152,065)	(270,783)

Cash flows from investing activities:
Payment on property, plant and equipment	-	(5,137)
Net cash used in investing activities	-	(5,137)

Cash flows from financing activities:
Advances from a related party	153,373	270,645
Net cash provided by financing activities	153,373	270,645

Effect of exchange rate changes on cash and cash equivalents	10	134

Net change in cash and cash equivalents	1,318	(5,141)

CASH AND CASH EQUIVALENT, BEGINNING OF YEAR	2,407	7,548

CASH AND CASH EQUIVALENT, END OF YEAR	$3,725	$2,407

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

See accompanying notes to consolidated financial statements.

INNOCOM TECHNOLOGY HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Common stock		Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders’ deficit
	No. of shares	Amount

Balance as of January 1, 2010	37,898,251	$37,898	$6,901,232	$531,230	$(11,447,180)	$(3,976,820)

Net loss for the year	-	-	-	-	(1,056,503)	(1,056,503)
Foreign currency translation adjustment	-	-	-	(63,438)	-	(63,438)

Balance as of December 31, 2010	37,898,251	37,898	6,901,232	467,792	(12,503,683)	(5,096,761)

Net loss for the year	-	-	-	-	(231,838)	(231,838)
Foreign currency translation adjustment	-	-	-	(95,884)	-	(95,884)
Balance as of December 31, 2011	37,898,251	$37,898	$6,901,232	$371,908	$(12,735,521)	$(5,424,483)

See accompanying notes to consolidated financial statements.

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

From its inception, the Company has suffered from continuous losses with an accumulated deficit of $12,735,521 as of December 31, 2011 and experienced negative cash flows form operations. The continuation of the Company as a going concern through December 31, 2011 is dependent upon the continued financial support from its stockholders. Management believes the existing shareholders will provide the additional cash to meet the Company’s obligations as they become due, and will allow to restart its planned principal business of the production and assembly of mobile handsets and components in the PRC. Also, the Company is currently pursuing additional financing for its operations. However, there is no assurance that the Company will be successful in securing sufficient funds to sustain the operations.

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

The Company did not have any unrecognized tax positions or benefits and there was no effect on the financial condition or results of operations for the years ended December 31, 2011 and 2010. The Company and its subsidiaries are subject to local and various foreign tax jurisdictions. The Company’s tax returns remain open subject to examination by major tax jurisdictions.

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

Translation of amounts from its reporting currencies into US$1 has been made at the following exchange rates for the respective year:

	2011	2010
Year-end RMB:US$1 exchange rate	6.3523	6.6118
Annual average RMB:US$1 exchange rate	6.4544	6.7788
Year-end HK$:US$1 exchange rate	7.7691	7.7832
Annual average HK$:US$1 exchange rate	7.7851	7.7695

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

4.

PLANT AND EQUIPMENT

Plant and equipment, consisted of the following:

	As of December 31,
	2011	2010

Plant and machinery	$7,327,707	$7,327,707
Furniture, fixtures and office equipment	6,190	6,190
Leasehold improvement	11,434	11,434
Foreign translation difference	536,725	227,708
	7,882,056	7,573,039
Less: accumulated depreciation	(11,882)	(9,319)
Less: accumulated impairment	(7,167,948)	(7,167,948)
Less: foreign translation difference	(701,370)	(392,354)
Plant and equipment, net	$856	$3,418

Depreciation expense for the years ended December 31, 2011 and 2010 was $2,563 and $3,023.

5.

AMOUNT DUE TO A RELATED PARTY

As of December 31, 2011 and 2010, amount due a related party represented temporary advances made by a director and a major shareholder of the Company, Mr. William Hui, which was unsecured, interest-free with no fixed repayment term.

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

Hong Kong

For the years ended December 31, 2011 and 2010, no provision for Hong Kong Profits Tax is provided for, since the Company’s income neither arises in, nor is derived from Hong Kong under its applicable tax law. The reconciliation of income tax rate to the effective income tax rate based on loss before income taxes from foreign operation for the years ended December 31, 2011 and 2010 are as follows:

	Years ended December 31,
	2011	2010

Loss before income taxes	$(231,838)	$(276,091)
Statutory income tax rate	16.5%	16.5%
Income tax impact at Hong Kong Profits Tax	(38,253)	(45,555)
Non-deductible items	38,253	45,555

Income tax expense	$-	$-

As of December 31, 2011, Hong Kong operation generated approximately $1,012,798 of net operating loss carryforwards for Hong Kong tax purpose at no expiration.

The PRC

For the years ended December 31, 2011 and 2010, the Company generated no operating result and accordingly, no provision for income tax has been recorded.

As of December 31, 2011, the PRC operation incurred $1,851,211 of net operating losses carryforward available for income tax purposes that may be used to offset future taxable income and will begin to expire in 5 years from the year of incurrence, if unutilized. The Company has provided for a full valuation allowance against the deferred tax assets on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

The following table sets forth the significant components of the aggregate net deferred tax assets of the Company as of December 31, 2011 and 2010:

	As of December 31,
	2011	2010
Deferred tax assets:
Net operating loss carryforward from:
– United States of America	$2,172,373	$2,168,437
– Hong Kong	167,111	166,809
– The PRC	462,803	461,964
Total deferred tax assets	2,802,287	2,797,210
Less: valuation allowance	(2,802,287)	(2,797,210)
Net deferred tax assets	$-	$-

As of December 31, 2011, the Company incurred $9,070,788 the aggregate net operating loss carryforwards available to offset its taxable income for income tax purposes. The Company has provided for a full valuation allowance against the deferred tax assets of $2,802,287 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future. For the year ended December 31, 2011, the valuation allowance increased by $5,077, primarily relating to net operating loss carryforwards.

7.

COMMITMENTS AND CONTINGENCIES

The Company currently does not have any formal rent agreements. The Company recorded and paid rent expense at the current market fair value on a monthly basis under the lease agreement signed by a related party, which was controlled by the director and major shareholder of the Company.

Costs incurred under this operating lease are recorded as rental expense and totaled approximately $65,920 and $67,392 for the years ended December 31, 2011 and 2010, respectively.

8.

SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after December 31, 2011 up through the date the Company issued the audited consolidated financial statements. During the period, the Company did not have any material recognizable subsequent events.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None

ITEM 9A. CONTROLS AND PROCEDURES

(a)

Evaluation of Disclosure Controls and Procedures

Our chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2011. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2011, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. In making this assessment, the company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on this assessment, our management concluded that, as of December 31, 2011, our internal control over financial reporting was effective.

(c)    Changes in Internal Controls

No change in our internal control over financial reporting occurred during the fiscal year ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None

PART III.

Item 10. Directors, Executive Officers and Corporate Governance.

DIRECTORS AND EXECUTIVE OFFICERS

Our directors and officers, as of December 31, 2011, are set forth below. The directors hold office for their respective term and until their successors are duly elected and qualified. Vacancies in the existing Board are filled by a majority vote of the remaining directors. The officers serve at the will of the Board of Directors.

Name	Age	Position	Since

Hui Yan Sui, William	46	Chairman and Chief Executive Officer	2006

Tang Chin Pang, Eric	50	Executive Director	2006

Tan Ah Mee	65	Non-executive Director	2006

Lau Yiu Nam, Eric	52	Non-executive Director	2006

Qian Jian Yu, Mike	48	Non-executive Director	2007

Cheung Wai Hung, Eddie	57	Chief Financial Officer	2007

Hui Yan Sui, William, age 46, has approximately 20 years experience in industrial management.  In 1986, Mr. Hui established Yat Lung Industrial Limited (Yat Lung), a company that manufactures cassette and video tapes.  Mr. Hui is currently a director of Yat Lung.  In 2002, Yat Lung became a wholly owned subsidiary of Swing Media Technology Group Limited (Swing Media), an investment holding company that manufactures and trades cassette tapes, video tapes, VCD's, CDR's and DVDR's through its subsidiaries.  From January 2002 until May 2003, Mr. Hui served as Chairman and Chief Executive Officer of Swing Media.  Mr. Hui resigned as CEO of Swing Media in May 2003 and retains his position as Chairman.  Swing Media is a company listed on the Singapore Stock Exchange Dealings and Automated Quotation System (the “SGX-SESDAQ”).  In 2003, Mr. Hui established Chinarise Capital (International) Limited (Chinarise), a company that trades mobile phone handsets and components in Hong Kong.  He is currently the director of Chinarise.

Tang Chin Pang, Eric, age 50, has been our director since October 2005. Before joining us in October 2005, Mr. Tang is the corporate consultant for three years. From 1984 to 2001, Mr. Tang worked at Deloitte Touche Tohmatsu for seventeen years, including his last position as an audit senior manager. Mr. Tang graduated from Hong Kong Shue Yan University in 1984. He is a fellow of the Association of Chartered Certified Accountants and an associate member of the Hong Kong Institute of Certified Public Accountants.

Dr. Tan Ah Mee, age 65, holds Doctor of Philosphy from International Management Centre, Buckingham, United Kingdom. Dr. Tan is Ex-Rotarian (Chartered) of Rotary Club of Tebrau, Jogn Baru and Elected Council Member of the Singapore Confederation of Industries (1998 – 2000), He is director of Heng Da Investments Pte. Limited, Ingmedia Pte. Limited and Yorkshire Capital Pte. Limited

Lau Yiu Nam, Eric, age 52, was admitted as a barrister in England and Australia. Mr. Lau returned to Hong Kong in 1983 and was employed in the Attorney General's Chambers as Crown Counsel before he went into private practice in 1996. Currently, Mr. Lau is the Head of his Chambers in Hong Kong which comprised of over 15 barristers practicing in commercial and civil litigation. He is independent non-executive director of Swing Media.

Qian Jian Yu, Mike, age 48, is the General Manager and founder of Shanghai Boda Electronics Co., Ltd. (“Boda”).  Prior to the establishment of Boda in September 2001, Mr. Qian worked for Arrow Electronics China Limited from 1998 to 2001. From 1986 to 1998, Mr. Qian worked for the Shanghai Space Bureau. Mr. Qian graduated from Nanjing University in 1986.

Cheung Wai Hung, Eddie, age 57, has been a branch manager of Shanghai Commercial Bank Limited for the past 12 years up to May 14, 2007. Mr. Cheung possesses a Bachelor degree of Commerce from Curtin University of Technology, Perth W. Australia, in 1998.

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

CODE OF ETHICS

We have adopted a Code of Ethics for Senior Financial Officers that applies to our principal executive officer and its principal financial officer, principal accounting officer and controller, and other persons performing similar functions. If we makes any amendments to this Code of Ethics or grants any waiver, including any implicit waiver, from a provision of this Code of Ethics to our principal executive officer, principal financial officer, principal accounting officer, controller or other persons performing similar functions, We will disclose the nature of such amendment or waiver, the name of the person to whom the waiver was granted and the date of waiver in Form 8-K.

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

Base Salary

The yearly base salary of Mr. Cheung Wai Hung, Eddie for the 2011 was $53,950 (2010: $53,846).  Mr. Hui Yan Sui, William and Mr. Tang Chin Pang, Eric received no salary in 2011 and 2010.

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

SUMMARY COMPENSATION TABLE

The following table sets forth the cash and non-cash compensation for the years indicated earned by or awarded to Hui Yan Sui, William, our Chief Executive Officer, Tang Chin Pang, Eric, our Chief Financial Officer, and our other executive officers and employees whose total cash compensation exceeded $100,000, or the Named Executive Officers and employees, in fiscal year 2011.

Summary Compensation Table

							Nonqualified
Name						Non-Equity	Deferred	All
and				Stock	Option	Incentive Plan	Compensation	Other
Principal		Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total
Position	Year	($)	($)	($)	($)	($)	($)	($)	($)

Hui Yan Sui, William	2011	-	-	-	-	-	-	-	-
Chief Executive Officer; Director	2010	-	-	-	-	-	-	-	-

Tang Chin Pang, Eric	2011	-	-	-	-	-	-	-	-
Executive Director	2010	-	-	-	-	-	-	-	-

Cheung Wai Hung, Eddie	2011	53,590	-	-	-	-	-	-	53,950
Chief Financial Officer	2010	53,846	-	-	-	-	-	-	53,846

Employment Agreements

No directors and offices have employment agreements with the Company or its subsidiary companies.

Compensation of Directors

There is no compensation awarded to or paid to the directors during 2011.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Beneficial ownership is shown as of April 16, 2012, for shares held by (i) each person or entity known to us to be the beneficial owner of more than 5% of our issued and outstanding shares of common stock based solely upon a review of filings made with the Commission and our knowledge of the issuances by us, (ii) each of our directors, (iii) our Chief Executive Officer and our three other most highly compensated officers whose compensation exceeded $100,000 during the fiscal year ended December 31, 2011, or the Named Executive Officers, and (iv) all of our current directors and executive officers as a group. Unless otherwise indicated, the persons listed below have sole voting and investment power with respect to the shares and may be reached at 26th Floor, Top Glory Tower, 262 Gloucester Road, Causeway Bay, Hong Kong, PRC.

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

Notes:

(1)

– (D) stands for direct ownership; (I) stands for indirect ownership

(2)

All officers and directors use the Company’s address, 26th Floor, Top Glory Tower, 262 Gloucester Road, Causeway Bay, Hong Kong, PRC.

Changes in Control

There are no arrangements, known to the Registrant, including any pledge by any person of securities of the Registrant which may at a subsequent date result in a change in control of the Registrant.

Securities Authorized for Issuance Under Equity Compensation Plans

There is no equity or option granted during 2011.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

As of December 31, 2011, a balance of $5,030,088 due to a director and a major shareholder of the Company, Mr. Hui Yan Sui, William represented temporary advance to the Company which was unsecured, interest-free and has no fixed repayment term. The imputed interest on the amount due to a stockholder was not significant.

Pursuant to an informal oral rental agreement, the Company paid $67,392 (2010: $67,392) rental payments to Chinarise Capital (Hong Kong) Limited, a company owned and controlled by Mr. William Hui,.

In February 2012 we entered into another informal oral rental agreement with Chinarise Capital (Hong Kong) Limited for the new office. Our annual rental commitment under this new agreement is $69,600.

Director Independence

The following members of our Board of Directors are independent, as “independent” is defined in the rules of the NASDAQ National Market System:  Dr. Tan Ah Mee, Lau Yiu Nam, Eric and Qian Jian Yu, Mike.

Item 14. Principal Accountant Fees and Services.

The following is a summary of the fees billed to us by HKCMCPA Company Limited (formerly ZYCPA Company Limited), the Company’s current auditors for professional services rendered for the years ended December 31, 2011 and December 31, 2010:

Service	2011	2010
Audit Fees	$12,203	$12,179

Audit Related Fees	-	-

Tax Fees	-	-

All Other Fees	-	-

TOTAL	$12,203	$12,179

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

(b) Exhibits

3.1	Articles of Incorporation (Filed with the Commission on January 29, 2003 as Exhibit 1 to the Form 10-SB.)
3.2	Bylaws (Filed with the Commission on January 29, 2003 as Exhibit 2 to the Form 10-SB.)
14	Code of Ethical Conduct
21	Subsidiaries List (filed herewith)
24	Power of Attorney (filed herewith) (see signature page)
31.1	Certification of Chief Executive Officer pursuant to 13a-14 and 15d-14 of the Exchange Act (filed herewith)
31.2	Certification of Chief Financial Officer pursuant to 13a-14 and 15d-14 of the Exchange Act (filed herewith)
32.1	Certificate pursuant to 18 U.S.C. ss. 1350 for Hui Yan Sui, William, Chief Executive Officer (filed herewith)
32.2	Certificate pursuant to 18 U.S.C. ss. 1350 for Cheung Wai Hung, Eddie, Chief Financial Officer (filed herewith)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INNOCOM TECHNOLOGY HOLDINGS, INC.

/s/ William Yan Sui Hui
Dated: April 16, 2012	William Yan Sui Hui, Chief Executive Officer (Principal executive officer)

/s/ Cheung Wai Hung Eddie
Dated: April 16, 2012	Cheung Wai Hung, Eddie, Chief Financial Officer (Principal financial officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated by the dates.

/s/ Yan Sui Hui William	/s/ Tang Chin Pang Eric
William Yan Sui Hui, Director	Tang Chin Pang, Eric, Director
Dated: April 16, 2012	Dated: April 16, 2012