Form 10-Q
period 2012-03-31
INNOCOM TECHNOLOGY HOLDINGS, INC.
filed 2012-05-22
CIK 1076541

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________________________________________________________________

FORM 10-Q

________________________________________________________________________

X .	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the quarter ended March 31, 2012

-OR-

.	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 0-50164

____________________________

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

___________________________________________________

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

Yes  X .     No       .

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes       . No   X .

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

Yes       .    No   X .

The number of shares outstanding of each of the Registrant’s classes of common stock, as of May 21, 2012 was 37,898,251 shares all of one class of $0.001 par value Common Stock.

INNOCOM TECHNOLOGY HOLDINGS, INC.

FORM 10-Q

Quarter Ended March 31, 2012

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

INNOCOM TECHNOLOGY HOLDINGS, INC.

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Page

Condensed Consolidated Balance Sheets as of March 31, 2012 and December 31, 2011 (Audited)	5

Condensed Consolidated Statements of Operations And Comprehensive Loss for the Three Months ended March 31, 2012 and 2011	6

Condensed Consolidated Statements of Cash Flows for the Three Months ended March 31, 2012 and 2011	7

Condensed Consolidated Statement of Stockholders’ Deficit for the Three Months ended March 31, 2012	8

Notes to Condensed Consolidated Financial Statements	9 – 13

INNOCOM TECHNOLOGY HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2012 AND DECEMBER 31, 2011

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	March 31, 2012	December 31, 2011
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$3,267	$3,725
Prepayments and other receivables	1,545	19,927

Total current assets	4,812	23,652

Non-current assets:
Property, plant and equipment, net	1,197	856

TOTAL ASSETS	$6,009	$24,508

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$87,151	$86,598
Amount due to a related party	5,060,891	5,030,088
Other payables and accrued liabilities	340,518	332,305

Total current liabilities	5,488,560	5,448,991

Commitments and contingencies

Stockholders’ deficit:
Common stock, $0.001 par value; 50,000,000 shares authorized; 37,898,251 shares issued and outstanding as of March 31, 2012 and December 31, 2011	37,898	37,898
Additional paid-in capital	6,901,232	6,901,232
Accumulated other comprehensive income	369,775	371,908
Accumulated deficit	(12,791,456)	(12,735,521)

Total stockholders’ deficit	(5,482,551)	(5,424,483)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$6,009	$24,508

See accompanying notes to condensed consolidated financial statements.

INNOCOM TECHNOLOGY HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Three months ended March 31,
	2012	2011

Revenues, net	$-	$-

Cost of revenue	-	-

Gross profit	-	-

Operating expenses:
General and administrative	55,935	194,322
Total operating expenses	55,935	194,322

LOSS BEFORE INCOME TAXES	(55,935)	(194,322)

Income tax expense	-	-

NET LOSS	$(55,935)	$(194,322)

Other comprehensive loss:
- Foreign currency translation loss	(2,133)	(13,445)

COMPREHENSIVE LOSS	$(58,068)	$(207,767)

Net loss per share – Basic and diluted	$(0.00)	$(0.01)

Weighted average common shares outstanding – Basic and diluted	37,898,251	37,898,251

See accompanying notes to condensed consolidated financial statements.

INNOCOM TECHNOLOGY HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

	Three months ended March 31,
	2012	2011

Cash flows from operating activities:
Net loss	$(55,935)	$(194,322)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	235	640
Loss on disposal of plant and equipment	643	-
Change in operating assets and liabilities:
Prepayments and other receivables	18,402	-
Other payables and accrued liabilities	7,816	28,810
Net cash used in operating activities	(28,839)	(164,872)

Cash flows from investing activities:
Payment on plant and equipment	(1,218)	-
Net cash used in investing activities	(1,218)	-

Cash flows from financing activities:
Advances from a related party	29,596	165,974
Net cash provided by financing activities	29,596	165,974

Effect of exchange rate changes on cash and cash equivalents	3	(1)

Net change in cash and cash equivalents	(458)	1,101

CASH AND CASH EQUIVALENT, BEGINNING OF PERIOD	3,725	2,407

CASH AND CASH EQUIVALENT, END OF PERIOD	$3,267	$3,508

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

See accompanying notes to condensed consolidated financial statements.

INNOCOM TECHNOLOGY HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2012

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Common stock		Additional paid-in capital	Accumulated other comprehensive (loss) income	Accumulated deficit	Total stockholders’ deficit
	No. of shares	Amount

Balance as of January 1, 2012	37,898,251	$37,898	$6,901,232	$371,908	$(12,735,521)	$(5,424,483)

Net loss for the period	-	-	-	-	(55,935)	(55,935)

Foreign currency translation adjustment	-	-	-	(2,133)	-	(2,133)
Balance as of March 31, 2012	37,898,251	$37,898	$6,901,232	$369,775	$(12,791,456)	$(5,482,551)

See accompanying notes to condensed consolidated financial statements.

INNOCOM TECHNOLOGY HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2012

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

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

In the opinion of management, the consolidated balance sheet as of December 31, 2011 which has been derived from audited financial statements and these unaudited condensed consolidated financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the period ended March 31, 2012 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2012 or for any future period.

These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the Management’s Discussion and the audited financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2011.

NOTE 2 - ORGANIZATION AND BUSINESS BACKGROUND

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

NOTE 3 - GOING CONCERN UNCERTAINTIES

The accompanying condensed consolidated financial statements have been prepared using the going concern basis of accounting, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

For the three months ended March 31, 2012, the Company has experienced a continuous loss of $55,935 with an accumulated deficit of $12,791,456 as of that date. The continuation of the Company as a going concern through March 31, 2013 is dependent upon the continued financial support from its stockholders. Management believes this funding will continue, and is also actively seeking new investors. Management believes the existing stockholders will provide the additional cash to meet the Company’s obligations as they become due, and will allow its planned principal business to commence and assembly the production lines of mobile handsets and components in the PRC.

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

INNOCOM TECHNOLOGY HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2012

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

●

Property, plant and equipment, net

Property, plant and equipment are stated at cost less accumulated depreciation and accumulated impairment losses, if any. Depreciation is calculated on the straight-line basis (after taking into account their respective estimated residual values) over the following expected useful lives from the date on which they become fully operational:

	Expected useful life	Residual value
Plant and machinery	5-10 years	5%
Furniture, fixtures and office equipment	5 years	0-5%
Leasehold improvement	2 years	0%

Expenditure for repairs and maintenance is expensed as incurred. When assets have retired or sold, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in the results of operations.

Depreciation expense was $235 and $640 for the three months ended March 31, 2012 and 2011, respectively.

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

FOR THE THREE MONTHS ENDED MARCH 31, 2012

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

●

Income taxes

The Company adopts ASC Topic 740 “Income Taxes”, regarding accounting for uncertainty in income taxes which prescribes the recognition threshold and measurement attributes for financial statement recognition and measurement of tax positions taken or expected to be taken on a tax return. In addition, the guidance requires the determination of whether the benefits of tax positions will be more likely than not sustained upon audit based upon the technical merits of the tax position. For tax positions that are determined to be more likely than not sustained upon audit, a company recognizes the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement in the financial statements. For tax positions that are not determined to be more likely than not sustained upon audit, a company does not recognize any portion of the benefit in the financial statements. The guidance provides for de-recognition, classification, penalties and interest, accounting in interim periods and disclosure.

The Company did not have any unrecognized tax positions or benefits and there was no effect on the financial condition or results of operations for the three months ended March 31, 2012. The Company and its subsidiaries are subject to local and various foreign tax jurisdictions. The Company’s tax returns remain open subject to examination by major tax jurisdictions.

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

Translation of amounts from RMB and HK$ into US$1 has been made at the following exchange rates for the respective period:

	March 31, 2012	March 31, 2011
Period-end RMB:US$1 exchange rate	6.3247	6.5701
Average period RMB:US$1 exchange rate	6.3201	6.5894
Period-end HK$:US$1 exchange rate	7.7646	7.7887
Average period HK$:US$1 exchange rate	7.7608	7.7879

INNOCOM TECHNOLOGY HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2012

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

In June 2011, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2011-05, “Comprehensive Income: Presentation of Comprehensive Income”(“ASU 2011-05”). ASU 2011-05 requires companies to present the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements of net income and other comprehensive income. This statement is effective for interim and annual periods beginning after December 15, 2011. Early adoption is permitted and the amendments in this update will be applied retrospectively. The adoption has not had a material effect on the Company’s financial statements.

NOTE 5 - AMOUNT DUE TO A RELATED PARTY

As of March 31, 2012, amount due a related party represented temporary advances made by a director and a major shareholder of the Company, Mr. William Hui, which was unsecured, interest-free with no fixed repayment term.

INNOCOM TECHNOLOGY HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2012

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

NOTE 6 - INCOME TAXES

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

Hong Kong

For the three months ended March 31, 2012, no provision for Hong Kong Profits Tax is provided for as the Company’s income neither arises in, nor is derived from Hong Kong under its applicable tax law.

The PRC

With effect from January 1, 2008, the Company is subject to the unified income rate of 25% on the taxable income. For the three months ended March 31, 2012, the Company generated no operating result and accordingly, no provision for income tax has been recorded.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

The Company currently does not have any formal rent agreements. The Company recorded and paid rent expense at the current market fair value on a monthly basis under the lease agreement signed by a related party, which was controlled by the director and major shareholder of the Company.

Costs incurred under this operating lease are recorded as rental expense and totaled approximately $16,885 and $15,418 for the three months ended March 31, 2012 and 2011, respectively.

NOTE 8 - SUBSEQUENT EVENTS

The Company evaluated subsequent events through the date the financial statements were issued and filed with this Form 10-Q. There were no subsequent events that required recognition or disclosure.

ITEM 2.

MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

The following review concerns three months ended March 31, 2012 and March 31, 2011, which should be read in conjunction with the financial statements and notes thereto presented in the Form 10-K.

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

History

Innocom Technology Holdings, Inc. (the “Company” or “INCM”) was incorporated in the State of Nevada on June 26, 1998.

On June 20, 2006, the Company changed its name from “Dolphin Productions, Inc.” to “Innocom Technology Holdings, Inc.”

On January 19, 2007, Changzhou Innocom Communication Technology Limited is incorporated and registered in the People’s Republic of China (“the PRC”).

On May 16, 2007, the Company purchased a 10 years mobile phone manufacturing license in a consideration of RMB45 million (approximately $5,770,000) and annual license fee of RMB500,000 (approximately $64,000).  The license was terminated on February, 2009.

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

In February 2012, we established a new Hong Kong subsidiary company, named Lead Faith International Trading Limited, to explore possible trading business. We disposed of this subsidiary at cost by end of April 2012 as we consider the possible trading business is viable.

Results of Operations for Three Months ended March 31, 2012 and March 31, 2011

During the three months ended March 31, 2012, we experienced a net loss of $55,935 compared to a net loss of $194,322 for three months ended March 31, 2011. The loss represents total general and administrative expenses for the period.

Revenue

As a result of temporary discontinue of business and operation in the manufacture of mobile communication products and components in the PRC, the revenue recorded zero during both three months ended March 31, 2012 and March 31, 2011.

Administrative Expenses

Administrative expenses mainly included office rental charges, salaries and professional fee.

Below table sets out the components of non-cash items:

	Three Months ended March 31,
	2012	2011
Depreciation	$235	$640

The depreciation policy adopted in for the fiscal year 2012 was consistent with that adopted in 2011.

Other Income

No other income occurred for both three months ended March 31, 2012 and March 31, 2011.

Net Loss

Net loss for the three months ended March 31, 2012 was $55,935 compared to net loss of $194, 322 for the three months ended March 31, 2011. Losses of both periods represent the total general and administrative expenses for the periods. The decrease of loss for the three months ended March 31, 2012 is attributable to the decrease of administrative expenses. The decrease in administrative expenses was primarily attributable to the management effort to reduce general expenses and administrative expenses, in particular of overseas traveling expenses

Trends, Events, and Uncertainties

Starting from the fourth quarter 2008, global economic conditions have deteriorated significantly across the countries and the demand for communication products and components was adversely slowed down. During challenging economic times, the Company determined to temporarily discontinue operation in the manufacture of mobile communication products and components in February 2009.

Liquidity and Capital Resources for Three Months Ended March 31, 2012 and 2011

Cash flows from operating activities

We experienced negative cash flows used in operations in the amount of $28,839 for three months ended March 31, 2012 as compared with negative cash flow used in the operations in the amount of $164,872 for three months ended March 31, 2011.

As the Company did not have any income during both periods, the cash flows used in operations representing general and administrative expenses paid. The decrease of negative cash flows is due to the decrease of general and administrative experienced for the three months ended 2012.

Cash flows from investing activities

During three months ended March 31, 2012, we have purchased plant and equipment of $1,218.

During three months ended March 31, 2011, we have no investing activities.

Cash flows from financing activities

We experienced positive cash flow advanced from a related party in the amount of $29,596 and $165,974 for the three months ended March 31, 2012 and 2011.

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

Employees

As of March 31, 2012, we had approximately 2 full-time employees employed in Hong Kong. From time to time we employ independent contractors to support our production, engineering, marketing, and sales departments.

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
26th Top Glory Tower

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

Not applicable to Smaller Reporting Companies.

ITEM 4T.

CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.

Based on an evaluation under the supervision and with the participation of management, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as defined in Section 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange  Act") were effective as of March 31, 2012 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2012, which were identified in connection with management's evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

We are not involved in any material pending legal proceedings at this time, and management is not aware of any contemplated proceeding by any governmental authority.

ITEM 1A.

RISK FACTORS

N/A

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.

MINE SAFETY DISCLOSURES

Not Applicable

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

INNOCOM TECHNOLOGY HOLDINGS, INC.

/s/ William Yan Sui Hui
Dated: May 21, 2012	William Yan Sui Hui, Chief Executive Officer (Principal executive officer)

/s/ Cheung Wai Hung, Eddie
Dated: May 21, 2012	Cheung Wai Hung, Eddie, Chief Financial Officer (Principal financial officer)