Form 10-Q
period 2012-06-30
INNOCOM TECHNOLOGY HOLDINGS, INC.
filed 2012-08-20
CIK 1076541

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

  X . QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarter ended June 30, 2012

Commission File Number 0-50164

INNOCOM TECHNOLOGY HOLDINGS, INC.

(Exact Name of small business issuer as specified in Its charter)

NEVADA	87-0618756
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

26th Floor, Top Glory Tower, 262 Gloucester Road, Causeway Bay, Hong Kong, PRC (Address of principal executive offices)

Issuer’s telephone number, including area code: (852) 3102 1602

_______________________________________________________________________

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

Yes      . No   X  .

The number of shares outstanding of each of the Registrant’s classes of common stock, as of August 21, 2012 was 37,898,251 shares, all of one class of $0.001 par value Common Stock.

INNOCOM TECHNOLOGY HOLDINGS, INC.

FORM 10-Q

Quarter Ended June 30, 2012

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

INNOCOM TECHNOLOGY HOLDINGS, INC.

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

INNOCOM TECHNOLOGY HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2012 AND DECEMBER 31, 2011

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	June 30, 2012	December 31, 2011
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$3,361	$3,725
Prepayments and other receivables	1,547	19,927

Total current assets	4,908	23,652

Non-current assets:
Property, plant and equipment, net	5,717	856

TOTAL ASSETS	$10,625	$24,508

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$87,195	$86,598
Amount due to a related party	5,104,710	5,030,088
Other payables and accrued liabilities	377,324	332,305

Total current liabilities	5,569,229	5,448,991

Commitments and contingencies

Stockholders’ deficit:
Common stock, $0.001 par value; 50,000,000 shares authorized; 37,898,251 shares issued and outstanding as of June 30, 2012 and December 31, 2011	37,898	37,898
Additional paid-in capital	6,901,232	6,901,232
Accumulated other comprehensive income	350,274	371,908
Accumulated deficit	(12,848,008)	(12,735,521)

Total stockholders’ deficit	(5,558,604)	(5,424,483)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$10,625	$24,508

See accompanying notes to condensed consolidated financial statements.

INNOCOM TECHNOLOGY HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011

Revenues, net	$-	$-	$-	$-

Cost of revenue	-	-	-	-

Gross profit	-	-	-	-

Operating expenses:
General and administrative	56,552	17,347	112,487	211,669

Total operating expenses	56,552	17,347	112,487	211,669

LOSS BEFORE INCOME TAXES	(56,552)	(17,347)	(112,487)	(211,669)

Income tax expense	-	-	-	-

NET LOSS	$(56,552)	$(17,347)	$(112,487)	$(211,669)

Other comprehensive loss:
- Foreign currency translation loss	(19,501)	(33,918)	(21,634)	(47,363)

COMPREHENSIVE LOSS	$(76,053)	$(51,265)	$(134,121)	$(259,032)

Net loss per share – Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Weighted average common shares outstanding – Basic and diluted	37,898,251	37,898,251	37,898,251	37,898,251

See accompanying notes to condensed consolidated financial statements.

INNOCOM TECHNOLOGY HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2012 AND 2011

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

	Six months ended June 30,
	2012	2011

Cash flows from operating activities:
Net loss	$(112,487)	$(211,669)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	351	1,282
Loss on disposal of plant and equipment	643	-
Change in operating assets and liabilities:
Prepayments and other receivables	18,400	-
Other payables and accrued liabilities	44,306	4,919
Net cash used in operating activities	(48,787)	(205,468)

Cash flows from investing activities:
Payment on plant and equipment	(5,851)	-
Net cash used in investing activities	(5,851)	-

Cash flows from financing activities:
Advances from a related party	54,268	220,320
Net cash provided by financing activities	54,268	220,320

Effect of exchange rate changes on cash and cash equivalents	6	-

Net change in cash and cash equivalents	(364)	14,852

CASH AND CASH EQUIVALENT, BEGINNING OF PERIOD	3,725	2,407

CASH AND CASH EQUIVALENT, END OF PERIOD	$3,361	$17,259

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

See accompanying notes to condensed consolidated financial statements.

INNOCOM TECHNOLOGY HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE SIX MONTHS ENDED JUNE 30, 2012

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

				Accumulated
	Common stock		Additional	other		Total
	No. of shares	Amount	paid-in capital	comprehensive (loss) income	Accumulated deficit	stockholders’ deficit

Balance as of January 1, 2012	37,898,251	$37,898	$6,901,232	$371,908	$(12,735,521)	$(5,424,483)

Net loss for the period	-	-	-	-	(112,487)	(112,487)

Foreign currency translation adjustment	-	-	-	(21,634)	-	(21,634)

Balance as of June 30, 2012	37,898,251	$37,898	$6,901,232	$350,274	$(12,848,008)	$(5,558,604)

See accompanying notes to condensed consolidated financial statements.

INNOCOM TECHNOLOGY HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2012

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

NOTE 1

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by management in accordance with both accounting principles generally accepted in the United States (“GAAP”), and the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Certain information and note disclosures normally included in audited financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.

In the opinion of management, the consolidated balance sheet as of December 31, 2011 which has been derived from audited financial statements and these unaudited condensed consolidated financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the period ended June 30, 2012 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2012 or for any future period.

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

For the six months ended June 30, 2012, the Company has experienced a continuous loss of $112,487 with an accumulated deficit of $12,848,008 as of that date. The continuation of the Company as a going concern through June 30, 2013 is dependent upon the continued financial support from its stockholders. Management believes this funding will continue, and is also actively seeking new investors. Management believes the existing stockholders will provide the additional cash to meet the Company’s obligations as they become due, and will allow its planned principal business to commence and assembly the production lines of mobile handsets and components in the PRC.

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

FOR THE SIX MONTHS ENDED JUNE 30, 2012

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

Depreciation expense was $116 and $642 for the three months ended June 30, 2012 and 2011, respectively.

Depreciation expense was $351 and $1,282 for the six months ended June 30, 2012 and 2011, respectively.

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

FOR THE SIX MONTHS ENDED JUNE 30, 2012

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

The Company did not have any unrecognized tax positions or benefits and there was no effect on the financial condition or results of operations for the six months ended June 30, 2012. The Company and its subsidiaries are subject to local and various foreign tax jurisdictions. The Company’s tax returns remain open subject to examination by major tax jurisdictions.

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

INNOCOM TECHNOLOGY HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2012

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

Translation of amounts from RMB and HK$ into US$1 has been made at the following exchange rates for the respective period:

	June 30, 2012	June 30, 2011
Period-end RMB:US$1 exchange rate	6.3197	6.4640
Average period RMB:US$1 exchange rate	6.3255	6.5482
Period-end HK$:US$1 exchange rate	7.7575	7.7835
Average period HK$:US$1 exchange rate	7.7616	7.7830

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

In July 2012, the Financial Accounting Standards Board issued ASC Update No. 2012-02, “Intangibles - Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment” (“ASU 2012-02”). ASU 2012-02 provides companies with the option to assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If the Company concludes that it is more likely than not that the asset is impaired, it is required to determine the fair value of the intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying value in accordance with Topic 350. If the Company concludes otherwise, no further quantitative assessment is required. The Company does not expect the adoption of ASU 2012-02 to impact its results of operations or financial position.

INNOCOM TECHNOLOGY HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2012

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

NOTE 5

AMOUNT DUE TO A RELATED PARTY

As of June 30, 2012, amount due a related party represented temporary advances made by a director and a major shareholder of the Company, Mr. William Hui, which was unsecured, interest-free with no fixed repayment term.

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

Hong Kong

For the six months ended June 30, 2012, no provision for Hong Kong Profits Tax is provided for as the Company’s income neither arises in, nor is derived from Hong Kong under its applicable tax law.

The PRC

With effect from January 1, 2008, the Company is subject to the unified income rate of 25% on the taxable income. For the six months ended June 30, 2012, the Company generated no operating result and accordingly, no provision for income tax has been recorded.

NOTE 7

COMMITMENTS AND CONTINGENCIES

The Company currently does not have any formal rent agreements. The Company recorded and paid rent expense at the current market fair value on a monthly basis under the lease agreement signed by a related party, which was controlled by the director and major shareholder of the Company.

Costs incurred under this operating lease are recorded as rental expense and totaled approximately $33,766 and $26,652 for the six months ended June 30, 2012 and 2011, respectively.

NOTE 8

SUBSEQUENT EVENTS

The Company evaluated subsequent events through the date the financial statements were issued and filed with this Form 10-Q. There were no subsequent events that required recognition or disclosure.

ITEM 2.

MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

The following review concerns three months ended June 30, 2012 and June 30, 2011, and six months ended June 30, 2012 and June 30, 2011, which should be read in conjunction with the financial statements and notes thereto presented in the Form 10-K.

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

In February 2012, we established a new Hong Kong subsidiary company, named Lead Faith International Trading Limited, to explore possible trading business. We disposed of this subsidiary at cost by end of April 2012 as we consider the possible trading business is not viable.

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

Revenue

As a result of temporary discontinue of business and operation in the manufacture of mobile communication products and components in the PRC, no revenue is recorded during both three and six months ended June 30, 2012.

Cost of Sales

As a result of temporary discontinue of business and operation in the manufacture of mobile communication products and components in the PRC, no cost of sale is recorded during both three and six months ended June 30, 2012.

Administrative Expenses

Administrative expenses mainly included office rental charges, salaries and professional fee.

Below table sets out the components of non-cash items:

	Three Months ended June 30,		Six Months ended June 30,
	2012	2011	2012	2011
Depreciation	$116	$642	$351	$1,282

The depreciation policy adopted in for the fiscal year 2012 was consistent with that adopted in 2011.

Net Loss

During the three months ended June 30, 2012, we experienced a net loss of $56,552 compared to a net loss of $17,347 for three months ended June 30, 2011. Net loss for the six months ended June 30, 2012 was $112,487 compared to net loss of $211,669 for the six months ended June 30, 2011.

The increase of loss for the three months end June 30, 2012 is attributable to the increase of administrative expenses resulting from under accrual of salaries and rental for the three months ended March 31, 2012. The decrease of loss for the six months end June 30, 2012 is attributable to the decrease of administrative expenses. The decrease in administrative expenses was primarily attributable to the management effort to reduce general expenses and administrative expenses, in particular of overseas traveling expenses.

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

Liquidity and Capital Resources for Six Months Ended June 30, 2012 and 2011

Cash flows from operating activities

We experienced negative cash flows used in operations in the amount of $48,787 for six months ended June 30, 2012 as compared with negative cash flow used in the operations in the amount of $205,468 for six months ended June 30, 2011.

As the Company did not have any income during both periods, the cash flows used in operations representing general and administrative expenses paid. The decrease of negative cash flows is due to the decrease of general and administrative experienced for the six months ended June 30, 2012.

Cash flows from investing activities

During six months ended June 30, 2012, we purchased $5,851 plant and equipment.

During six months ended June 30, 2011, we have no investing activities.

Cash flows from financing activities

During six months ended June 30, 2012, we experienced positive cash flow advance from a related party in the amount of $54,268.

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

Employees

As of June 30, 2012, we had approximately 3 full-time employees employed in Hong Kong. From time to time we employ independent contractors to support our production, engineering, marketing, and sales departments.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Principal Financial Officer (Chairman of the Board), of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, management concluded that our disclosure controls and procedures are effective at a reasonable assurance level as of June 30, 2012 to cause the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by SEC, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Principal Financial Officer (Chairman of the Board), as appropriate, to allow timely decisions regarding required disclosure.

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

Not Applicable.

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

INNOCOM TECHNOLOGY HOLDINGS, INC.

/s/ William Yan Sui Hui
Dated: August 21, 2012	William Yan Sui Hui, Chief Executive Officer (Principal executive officer)

/s/ Cheung Wai Hung, Eddie
Dated: August 21, 2012	Cheung Wai Hung, Eddie, Chief Financial Officer (Principal financial officer)