Form 10-K
period 2012-12-31
INNOCOM TECHNOLOGY HOLDINGS, INC.
filed 2013-04-16
CIK 1076541

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

  X . ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  X . No      .

As of June 30, 2012, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $591,632.84 based on the closing sale price as reported on the Over-the-Counter Bulletin Board.

As of April 15, 2013, there were 37,898,251 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

Innocom Technology Holdings, Inc.

FORM 10-K

For the Year Ended December 31, 2012

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

In February 2007, we established a wholly-foreign owned subsidiary company to acquire distressed land, factory building and equipments under receivership from municipal government. The factory would be used for assembling mobile phones under the trademark we purchased in May 2007 and components parts on OEM basis.

In May 2007, we acquired a trade mark, namely “Tsinghua Unisplendour” for a period of 10 years.

In 2007, we discontinued the registration of domain name “dolphinproductions.net”.

In February 2009, the Company temporarily ceased its principal operation in the manufacturing facility in Changzhou City, Zhejiang Province, the PRC. Starting from the fourth quarter 2008, global economic conditions deteriorated significantly across the countries and the demand for communication products and components was adversely slowed down. During such challenging economic times, the Company discontinued operation in the manufacture of mobile communication products and components in the PRC. We have written down the value of the manufacturing facility to nil value but we have no intention to dispose of it.  We continue to seek out production contracts for the facility and the Company intends to continue to operate the manufacturing facility depending upon the market recovery condition and demands from the customers.

In February 2012, we established a new Hong Kong subsidiary company, named Lead Faith International Trading Limited, to explore possible trading business. We disposed of this subsidiary at cost by end of April 2012 as we consider the possible trading business is unviable.

Our Business

We provide sourcing of mobile phone handsets and components for customers on a wholesale basis.

Customers

Before suspension of manufacturing operation, our customers of mobile phone handsets included major mobile handset brand owners in China, such as TCL, CECT, Cosun Communications, Panda Communications and Zhejiang Holley Communication Group Co., Ltd.

We generate our revenue from sale and trading of complete mobile handsets and component parts.

Facilities

Through Changzhou Innocom Communication Technology, we hold a piece of land of 64,000 square meters and a factory building of 25,000 square meters under lease term expiring in 2054 in at No.55 Zhonglou Development Zone, Changzhou, Zhejiang Province, the PRC.

Other than abovementioned properties held by Changzhou Innocom Communication Technology, we do not own any land and building. We currently rent a 100 square meters office with a lease period of two years in Hong Kong as our headquarter office.

Employees

As of December 31, 2012, we employed approximately 2 full-time employees. The Company does not have any collective bargaining agreements with its employees and we consider our employee relations to be good.

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

Item 1A. Risk Factors

N/A

Item 1B. Unresolved Staff Comments

Not applicable to Smaller Reporting Companies.

Item 2. Properties

Through Changzhou Innocom Communication Technology, we hold a piece of land of 64,000 square meters and a factory building of 25,000 square meters under lease term expiring in 2054 at No. 55 Zhonglou Development Zone, Changzhou City, Zhejiang Province, the PRC. Annual holding cost is nil.

Other than abovementioned manufacturing facilities, the Company does not have any properties. Due to suspension of manufacturing operation, its carrying value is written down to nil value. As a result, there is no depreciation charge and incidental cost for both financial years ended December 31, 2012 and December 31, 2011.

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

During the year ended December 31, 2012, total payments for all property rent was $Nil ( 2011: $67,392) was paid to Chinarise Capital (Hong Kong) Limited under informal oral rental agreement.

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

Item 4. Mine Safety Disclosures.     Not Applicable

PART II.

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the Over-the-Counter Bulletin Board under the symbol “INCM.OB”.  As of April 15, 2013, there were: (i) 248 shareholders of record, without giving effect to determining the number of shareholders who hold shares in "street name" or other nominee status; (ii) no outstanding options to purchase shares of our common stock; (iii) outstanding 37,898,251 shares of our common stock, and (iv) no shares subject to registration rights.

The following table sets forth, for the fiscal quarters indicated, the high and low closing prices as reported by the Over-the-Counter Bulletin Board. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

Sales Price

	High	Low
Fiscal 2012
First Quarter	$0.06	$0.04
Second Quarter	$0.05	$0.04
Third Quarter	$0.04	$0.03
Fourth Quarter	$0.03	$0.03

Fiscal 2011
First Quarter	$0.09	$0.02
Second Quarter	$0.04	$0.03
Third Quarter	$0.03	$0.03
Fourth Quarter	$0.06	$0.04

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

Recent Sales of Unregistered Securities

During the year ended December 31, 2012, we did not issue any securities that were not registered under the Securities Act of 1933, as amended (the “Securities Act”).

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

Overview and Future Plan of Operations

In February 2009, the Company determined to have a temporary closure in the manufacturing facility in Changzhou City, Zhejiang Province, the PRC. Starting from the fourth quarter 2008, global economic conditions have deteriorated significantly across the countries and the demand for communication products and components was adversely slowed down. During such challenging economic times, the Company has discontinued operation in the manufacture of mobile communication products and components in the PRC. However, the Company has no intention to dispose of the production facilities. We are seeking production contracts, both volume and operating contribution of which warrant us to start the production facilities again.  We have expended several million establishing our manufacturing facilities.  Despite the fact that we have written down the value of the manufacturing facility to nil value we have no intention to dispose of it.  We continue to seek out production contracts for the facility. We will need to privately offer and sell shares in order to finance initial working capital should we resume production.

Results of Operations for the Years Ended December 31, 2012 and December 31, 2011

During the year ended December 31, 2012, we experienced a net loss of $130,915 representing total general and administrative expenses for the year. The decrease of loss as compared with 2011 is due to decrease of office rental expenses during the year.

During the year ended December 31, 2011, we experienced a net loss of $231,838 representing aggregated amount of general and administrative expenses for the year. The decrease of loss as compared with 2010 is due to decrease of overseas traveling expenses.

Revenue

We do not have trading business for 2011 and 2012. As a result of temporary discontinue of business and operation in the manufacture of mobile communication products and components in the PRC, no revenue was recorded during the year ended December 31, 2012 and year ended December 31, 2011.

Administrative Expenses

Below table sets out the analysis of administrative expenses:

	Year ended December 31, 2012	Year ended December 31, 2011
Total general and administrative expenses	$130,915	$231,838
Less: non-cash items	(857)	(2,563)
	$130,058	$229,275

The decrease in administrative expenses was primarily attributable to the management effort to reduce general expenses and administrative expenses, in particular of office rental expenses.

Non-cash items

Below table set out the components of non-cash items:

	Year ended December 31, 2012	Year ended December 31, 2011
Depreciation	$214	$2,563
Written off of plant and equipment	643	-
Depreciation	$857	$2,563

The depreciation policy adopted in 2012 was consistent with that adopted in 2011.

Other Income (Expenses)

Total other income (expenses) for both periods presented was immaterial and consisted of the following:

	Year ended December 31, 2012	Year ended December 31, 2011

Interest income	$-	$-

Interest expense	$-	$-

Net Loss

Net loss for 2012 of $130,915 represents total general and administrative expenses for the year. The decrease of loss as compared with 2011 is due to decrease of office rental expenses.

Net loss for 2011 of $231.838 represents aggregated amount of general and administrative expenses for the year. The decrease of loss as compared with 2010 is due to decrease of overseas traveling expenses.

Trends, Events, and Uncertainties

N/A

Liquidity and Capital Resources for the Twelve Month Period Ended December 31, 2012 and 2011

Cash flows from operating activities

We experienced negative cash flows used in operations in the amount of $90,488 for the year ended December 31, 2012.

We experienced negative cash flows used in operations in the amount of $152,065 for the year ended December 31, 2011.

As the Company did not have any income during 2012 and 2011, the cash flows used in operations representing general and administrative expenses paid. The decrease of negative cash flows is due to the decrease of general and administrative experienced in 2012.

Cash flows from investing activities

During 2012, there were no investing activities..

During 2011, there were no investing activities.

Cash flows from financing activities

During 2012, we obtained a $90,336 interest free advance from a related party.

During 2011, we obtained a $153,373 interest free advance from a related party.

The said interest free advance is in nature of current account under oral agreement without repayment period, repayment of which depends upon future profitable operations or may be made by capitalization issue of new shares.

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

Item 8. Financial Statements and Supplementary Data

INNOCOM TECHNOLOGY HOLDINGS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

Innocom Technology Holdings, Inc.

We have audited the accompanying consolidated balance sheets of Innocom Technology Holdings, Inc. and its subsidiaries (“the Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations and comprehensive loss, cash flows and stockholders’ deficit for the years ended December 31, 2012 and 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2012 and 2011, and the results of operations and cash flows for the years ended December 31, 2012 and 2011 in conformity with accounting principles generally accepted in the United States of America.

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

HKCMCPA Company Limited

Certified Public Accountants

Hong Kong, China

April 15, 2013

INNOCOM TECHNOLOGY HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2012 AND 2011

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	As of December 31,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$3,579	$3,725
Prepayments and other receivables	3,976	19,927

Total current assets	7,555	23,652

Non-current assets:
Property, plant and equipment, net	-	856

TOTAL ASSETS	$7,555	$24,508

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$87,301	$86,598
Amount due to a related party	5,145,626	5,030,088
Other payables and accrued liabilities	356,856	332,305

Total liabilities	5,589,783	5,448,991

Commitments and contingencies

Stockholders’ deficit:
Common stock, $0.001 par value; 50,000,000 shares authorized; 37,898,251 shares issued and outstanding as of December 31, 2012 and 2011	37,898	37,898
Additional paid-in capital	6,901,232	6,901,232
Accumulated other comprehensive income	345,078	371,908
Accumulated deficit	(12,866,436)	(12,735,521)

Total stockholders’ deficit	(5,582,228)	(5,424,483)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$7,555	$24,508

See accompanying notes to consolidated financial statements.

INNOCOM TECHNOLOGY HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Years ended December 31,
	2012	2011

Revenues, net	$-	$-

Cost of revenue	-	-

Gross profit	-	-

Operating expenses:
Impairment loss on property, plant and equipment	-	-
General and administrative	130,915	231,838
Total operating expenses	130,915	231,838

LOSS FROM OPERATIONS	(130,915)	(231,838)

Other income:
Interest income	-	-

LOSS BEFORE INCOME TAX	(130,915)	(231,838)

Income tax expense	-	-

NET LOSS	$(130,915)	$(231,838)

Other comprehensive loss:
- Foreign currency translation loss	(26,830)	(95,884)

COMPREHENSIVE LOSS	$(157,745)	$(327,722)

Net loss per share – Basic and diluted	$(0.00)	$(0.01)

Weighted average common shares outstanding – Basic and diluted	37,898,251	37,898,251

See accompanying notes to consolidated financial statements.

INNOCOM TECHNOLOGY HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

(Currency expressed in United States Dollars (“US$”))

	Years ended December 31,
	2012	2011

Cash flows from operating activities:
Net loss	$(130,915)	$(231,838)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	214	2,563
Written off of plant and equipment	643	-
Change in operating assets and liabilities:
Prepayments and other receivables	15,984	-
Other payables and accrued liabilities	23,586	77,210
Net cash used in operating activities	(90,488)	(152,065)

Cash flows from financing activities:
Advances from a related party	90,336	153,373
Net cash provided by financing activities	90,336	153,373

Effect of exchange rate changes on cash and cash equivalents	6	10

Net change in cash and cash equivalents	(146)	1,318

CASH AND CASH EQUIVALENT, BEGINNING OF YEAR	3,725	2,407

CASH AND CASH EQUIVALENT, END OF YEAR	$3,579	$3,725

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

See accompanying notes to consolidated financial statements.

INNOCOM TECHNOLOGY HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Common stock		Additional	Accumulated other		Total
	No. of shares	Amount	paid-in capital	comprehensive loss	Accumulated deficit	stockholders deficit

Balance as of January 1, 2011	37,898,251	37,898	6,901,232	467,792	(12,503,683)	(5,096,761)

Net loss for the year	-	-	-	-	(231,838)	(231,838)
Foreign currency translation adjustment	-	-	-	(95,884)	-	(95,884)

Balance as of December 31, 2011	37,898,251	37,898	6,901,232	371,908	(12,735,521)	(5,424,483)

Net loss for the year	-	-	-	-	(130,915)	(130,915)
Foreign currency translation adjustment	-	-	-	(26,830)	-	(26,830)
Balance as of December 31, 2012	37,898,251	$37,898	$6,901,232	$345,078	$(12,866,436)	$(5,582,228)

See accompanying notes to consolidated financial statements.

INNOCOM TECHNOLOGY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

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

In February 2009, the Company has ceased its planned principal operation in the manufacturing facility in Changzhou City, Zhejiang Province, the PRC. Starting from the fourth quarter 2008, global economic conditions have deteriorated significantly across the countries and the demand for communication products and components was adversely slowed down. During such challenging economic times, the Company discontinued operation in the manufacture of mobile communication products and components in the PRC. The Company intends to continue to operate the manufacturing facility depending upon the market recovery condition and demands from the customers.

INCM and its subsidiaries are hereinafter referred to as (the “Company”).

2.

GOING CONCERN UNCERTAINTIES

The accompanying consolidated financial statements have been prepared using the going concern basis of accounting, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

From its inception, the Company has suffered from continuous losses with an accumulated deficit of $12,866,436 as of December 31, 2012 and experienced negative cash flows form operations. The continuation of the Company as a going concern through December 31, 2012 is dependent upon the continued financial support from its stockholders. Management believes the existing shareholders will provide the additional cash to meet the Company’s obligations as they become due. Also, the Company is currently pursuing additional financing for its operations. However, there is no assurance that the Company will be successful in securing sufficient funds to sustain the operations.

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

FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

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

FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

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

The Company did not have any unrecognized tax positions or benefits and there was no effect on the financial condition or results of operations for the years ended December 31, 2012 and 2011. The Company and its subsidiaries are subject to local and various foreign tax jurisdictions. The Company’s tax returns remain open subject to examination by major tax jurisdictions.

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

Translation of amounts from its reporting currencies into US$1 has been made at the following exchange rates for the respective year:

	2012	2011
Year-end RMB:US$1 exchange rate	6.3161	6.3523
Annual average RMB:US$1 exchange rate	6.3198	6.4544
Year-end HK$:US$1 exchange rate	7.7519	7.7691
Annual average HK$:US$1 exchange rate	7.7575	7.7851

INNOCOM TECHNOLOGY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

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

In June 2011, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income” (“ASU 2011-05”). ASU 2011-05 eliminates the option to report other comprehensive income and its components in the statement of changes in equity. ASU 2011-05 requires that all non-owner changes in stockholders’ equity be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements. This new guidance is to be applied retrospectively. The Company adopted this ASU by presenting the comparative components of comprehensive income within our consolidated financial statements of operation and comprehensive income.

In September 2011, the FASB issued ASU No. 2011-08, “Intangibles - Goodwill and Other (Topic 350): Testing Goodwill for Impairment”(“ASU 2011-08”). This ASU is intended to simplify how entities test goodwill for impairment and permits an entity to first assess qualitative factors to determine whether it is “more likely than not” that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The adoption of these changes had no impact on the Company’s consolidated financial statements.

INNOCOM TECHNOLOGY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

(Currency expressed in United States Dollars (“US$”), except for number of shares)

On July 2012, the FASB issued ASU 2012-02, “Intangibles-Goodwill and Other (Topic 350) - Testing Indefinite-Lived Intangible Assets for Impairment”. The ASU provides entities with an option to first assess qualitative factors to determine whether events or circumstances indicate that it is more likely than not that the indefinite-lived intangible asset is impaired. If an entity concludes that it is more than 50% likely that an indefinite-lived intangible asset is not impaired, no further analysis is required. However, if an entity concludes otherwise, it would be required to determine the fair value of the indefinite-lived intangible asset to measure the amount of actual impairment, if any, as currently required under US GAAP. The ASU is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. The adoption of this pronouncement will not have a material impact on the Company’s consolidated financial statements.

In February 2013, the FASB issued ASU No. 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income” (“ASU 2013-02”). This standard requires companies to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, companies are required to present, either on the face of the statement where net income is presented or in the accompanying notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income, but only if the amount reclassified is required to be reclassified to net income in its entirety in the same reporting period. For amounts that are not required to be reclassified in their entirety to net income, companies are required to cross-reference to other disclosures that provide additional detail on those amounts. ASU 2013-02 is effective prospectively for reporting periods beginning after December 15, 2012. The adoption of this pronouncement will not have a material impact on the Company’s consolidated financial statements.

4.

PLANT AND EQUIPMENT

Plant and equipment, consisted of the following:

	As of December 31,
	2012	2011

Plant and machinery	$7,327,707	$7,327,707
Furniture, fixtures and office equipment	6,190	6,190
Leasehold improvement	-	11,434
Foreign translation difference	580,625	536,725
	7,914,522	7,882,056
Less: accumulated depreciation	(8,511)	(11,882)
Less: accumulated impairment	(7,167,948)	(7,167,948)
Less: foreign translation difference	(738,063)	(701,370)
Plant and equipment, net	$-	$856

Depreciation expense for the years ended December 31, 2012 and 2011 was $214 and $2,563, respectively.

5.

AMOUNT DUE TO A RELATED PARTY

As of December 31, 2012 and 2011, amount due a related party represented temporary advances made by a director and a major shareholder of the Company, Mr. William Hui, which was unsecured, interest-free with no fixed repayment term.

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

FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

(Currency expressed in United States Dollars (“US$”), except for number of shares)

Hong Kong

For the years ended December 31, 2012 and 2011, no provision for Hong Kong Profits Tax is provided for, since the Company’s income neither arises in, nor is derived from Hong Kong under its applicable tax law. The reconciliation of income tax rate to the effective income tax rate based on loss before income taxes from foreign operation for the years ended December 31, 2012 and 2011 are as follows:

	Years ended December 31,
	2012	2011

Loss before income taxes	$(130,915)	$(231,838)
Statutory income tax rate	16.5%	16.5%
Income tax impact at Hong Kong Profits Tax	(21,601)	(38,253)
Non-deductible items	21,601	38,253

Income tax expense	$-	$-

As of December 31, 2012, Hong Kong operation generated approximately $1,015,045 of net operating loss carryforwards for Hong Kong tax purpose at no expiration.

The PRC

For the years ended December 31, 2012 and 2011, the Company generated no operating result and accordingly, no provision for income tax has been recorded.

As of December 31, 2012, the PRC operation incurred $1,851,211 of net operating losses carryforward available for income tax purposes that may be used to offset future taxable income and will begin to expire in 5 years from the year of incurrence, if unutilized. The Company has provided for a full valuation allowance against the deferred tax assets on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

The following table sets forth the significant components of the aggregate net deferred tax assets of the Company as of December 31, 2012 and 2011:

	As of December 31,
	2012	2011
Deferred tax assets:
Net operating loss carryforward from:
– United States of America	$2,172,373	$2,172,373
– Hong Kong	167,482	167,111
– The PRC	462,803	462,803
Total deferred tax assets	2,802,658	2,802,287
Less: valuation allowance	(2,802,658)	(2,802,287)
Net deferred tax assets	$-	$-

As of December 31, 2012, the Company incurred $9,073,035 the aggregate net operating loss carryforwards available to offset its taxable income for income tax purposes. The Company has provided for a full valuation allowance against the deferred tax assets of $2,802,658 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future. For the year ended December 31, 2012, the valuation allowance increased by $371, primarily relating to net operating loss carryforwards.

INNOCOM TECHNOLOGY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

(Currency expressed in United States Dollars (“US$”), except for number of shares)

7.

COMMITMENTS AND CONTINGENCIES

For the year ended December 31, 2012, the Company utilized office space of a director and stockholder at no charge. Such costs are immaterial to the financial statements and accordingly are not reflected herein.

For the year ended December 31, 2011, the Company recorded and paid rent expense of $65,920 at the current market fair value on a monthly basis under the lease agreement signed by a related party, which was controlled by the director and major shareholder of the Company.

8.

SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after December 31, 2012 up through the date the Company issued the audited consolidated financial statements. During the period, the Company did not have any material recognizable subsequent events.

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

Item 9B. Other Information

None

PART III.

Item 10. Directors, Executive Officers and Corporate Governance.

DIRECTORS AND EXECUTIVE OFFICERS

Our directors and officers, as of December 31, 2012, are set forth below. The directors hold office for their respective term and until their successors are duly elected and qualified. Vacancies in the existing Board are filled by a majority vote of the remaining directors. The officers serve at the will of the Board of Directors.

Name	Age	Position	Since

Hui Yan Sui, William	47	Chairman and Chief Executive Officer	2006

Tang Chin Pang, Eric	51	Executive Director	2006

Tan Ah Mee	66	Non-executive Director	2006

Lau Yiu Nam, Eric	53	Non-executive Director	2006

Qian Jian Yu, Mike	49	Non-executive Director	2007

Cheung Wai Hung, Eddie	58	Chief Financial Officer	2007

Hui Yan Sui, William, age 47, has approximately 20 years experience in industrial management.  In 1986, Mr. Hui established Yat Lung Industrial Limited (Yat Lung), a company that manufactures cassette and video tapes.  Mr. Hui is currently a director of Yat Lung.  In 2002, Yat Lung became a wholly owned subsidiary of Swing Media Technology Group Limited (Swing Media), an investment holding company that manufactures and trades cassette tapes, video tapes, VCD's, CDR's and DVDR's through its subsidiaries.  From January 2002 until May 2003, Mr. Hui served as Chairman and Chief Executive Officer of Swing Media.  Mr. Hui resigned as CEO of Swing Media in May 2003 and retains his position as Chairman.  Swing Media is a company listed on the Singapore Stock Exchange Dealings and Automated Quotation System (the “SGX-SESDAQ”).  In 2003, Mr. Hui established Chinarise Capital (International) Limited (Chinarise), a company that trades mobile phone handsets and components in Hong Kong.  He is currently the director of Chinarise.

Tang Chin Pang, Eric, age 51, has been our director since October 2005. Before joining us in October 2005, Mr. Tang is the corporate consultant for three years. From 1984 to 2001, Mr. Tang worked at Deloitte Touche Tohmatsu for seventeen years, including his last position as an audit senior manager. Mr. Tang graduated from Hong Kong Shue Yan University in 1984. He is a fellow of the Association of Chartered Certified Accountants and an associate member of the Hong Kong Institute of Certified Public Accountants.

Dr. Tan Ah Mee, age 66, holds Doctor of Philosphy from International Management Centre, Buckingham, United Kingdom. Dr. Tan is Ex-Rotarian (Chartered) of Rotary Club of Tebrau, Jogn Baru and Elected Council Member of the Singapore Confederation of Industries (1998 – 2000), He is director of Heng Da Investments Pte. Limited, Ingmedia Pte. Limited and Yorkshire Capital Pte. Limited

Lau Yiu Nam, Eric, age 53, was admitted as a barrister in England and Australia. Mr. Lau returned to Hong Kong in 1983 and was employed in the Attorney General's Chambers as Crown Counsel before he went into private practice in 1996. Currently, Mr. Lau is the Head of his Chambers in Hong Kong which comprised of over 15 barristers practicing in commercial and civil litigation. He is independent non-executive director of Swing Media.

Qian Jian Yu, Mike, age 49, is the General Manager and founder of Shanghai Boda Electronics Co., Ltd. (“Boda”).  Prior to the establishment of Boda in September 2001, Mr. Qian worked for Arrow Electronics China Limited from 1998 to 2001. From 1986 to 1998, Mr. Qian worked for the Shanghai Space Bureau. Mr. Qian graduated from Nanjing University in 1986.

Cheung Wai Hung, Eddie, age 58, has been a branch manager of Shanghai Commercial Bank Limited for the past 12 years up to May 14, 2007. Mr. Cheung possesses a Bachelor degree of Commerce from Curtin University of Technology, Perth W. Australia, in 1998.

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

Base Salary

The yearly base salary of Mr. Cheung Wai Hung, Eddie for the 2012 was $54,191 (2011: $53,950).  Mr. Hui Yan Sui, William and Mr. Tang Chin Pang, Eric received no salary in 2012 and 2011.

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

SUMMARY COMPENSATION TABLE

The following table sets forth the cash and non-cash compensation for the years indicated earned by or awarded to Hui Yan Sui, William, our Chief Executive Officer, Tang Chin Pang, Eric, our Chief Financial Officer, and our other executive officers and employees whose total cash compensation exceeded $100,000, or the Named Executive Officers and employees, in fiscal year 2012.

Summary Compensation Table

							Nonqualified
Name						Non-Equity	Deferred	All
and				Stock	Option	Incentive Plan	Compensation	Other
Principal		Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total
Position	Year	($)	($)	($)	($)	($)	($)	($)	($)

Hui Yan Sui, William Chief Executive Officer; Director	2012	-	-	-	-	-	-	-	-

	2011	-	-	-	-	-	-	-	-

Tang Chin Pang, Eric Executive Director	2012	-	-	-	-	-	-	-	-

	2011	-	-	-	-	-	-	-	-

Cheung Wai Hung, Eddie Chief Financial Officer	2012	54,191	-	-	-	-	-	-	54,191

	2011	53,590	-	-	-	-	-	-	53,950

Employment Agreements

No directors and offices have employment agreements with the Company or its subsidiary companies.

Compensation of Directors

There is no compensation awarded to or paid to the directors during 2012.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Beneficial ownership is shown as of April 15, 2013, for shares held by (i) each person or entity known to us to be the beneficial owner of more than 5% of our issued and outstanding shares of common stock based solely upon a review of filings made with the Commission and our knowledge of the issuances by us, (ii) each of our directors, (iii) our Chief Executive Officer and our three other most highly compensated officers whose compensation exceeded $100,000 during the fiscal year ended December 31, 2012, or the Named Executive Officers, and (iv) all of our current directors and executive officers as a group. Unless otherwise indicated, the persons listed below have sole voting and investment power with respect to the shares and may be reached at 26th Floor, Top Glory Tower, 262 Gloucester Road, Causeway Bay, Hong Kong, PRC.

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

There is no equity or option granted during 2012.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

As of December 31, 2012, a balance of $5,145,626 due to a director and a major shareholder of the Company, Mr. Hui Yan Sui, William represented temporary advance to the Company which was unsecured, interest-free and has no fixed repayment term. The imputed interest on the amount due to a stockholder was not significant.

Pursuant to an informal oral rental agreement, the Company paid $Nil (2011: $67,392) rental payments to Chinarise Capital (Hong Kong) Limited, a company owned and controlled by Mr. William Hui,

In February 2012 we entered into another informal oral rental agreement with Chinarise Capital (Hong Kong) Limited for the new office.   Our annual rental commitment under this new agreement is $69,600.

Director Independence

The following members of our Board of Directors are independent, as “independent” is defined in the rules of the NASDAQ National Market System:  Dr. Tan Ah Mee, Lau Yiu Nam, Eric and Qian Jian Yu, Mike.

Item 14. Principal Accountant Fees and Services.

The following is a summary of the fees billed to us by HKCMCPA Company Limited (formerly ZYCPA Company Limited), the Company’s current auditors for professional services rendered for the years ended December 31, 2012 and December 31, 2011:

Service	2012		2011
Audit Fees	$14,180		$12,203

Audit Related Fees		-	-

Tax Fees		-	-

All Other Fees		-	-

TOTAL	$14,180		$12,203

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

(b) Exhibits

3.1	Articles of Incorporation (Filed with the Commission on January 29, 2003 as Exhibit 1 to the Form 10-SB.)

3.2	Bylaws (Filed with the Commission on January 29, 2003 as Exhibit 2 to the Form 10-SB.)

10.0	The Changzhou Land Use Right Certificate

14	Code of Ethical Conduct

21	Subsidiaries List (filed herewith)

24	Power of Attorney (filed herewith) (see signature page)

31.1	Certification of Chief Executive Officer pursuant to 13a-14 and 15d-14 of the Exchange Act (filed herewith)

31.2	Certification of Chief Financial Officer pursuant to 13a-14 and 15d-14 of the Exchange Act (filed herewith)

32.1	Certificate pursuant to 18 U.S.C. ss. 1350 for Hui Yan Sui, William, Chief Executive Officer (filed herewith)

32.2	Certificate pursuant to 18 U.S.C. ss. 1350 for Cheung Wai Hung, Eddie, Chief Financial Officer (filed herewith)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INNOCOM TECHNOLOGY HOLDINGS, INC.

/s/ William Yan Sui Hui
Dated: April 15, 2013	William Yan Sui Hui, Chief Executive Officer (Principal executive officer)

/s/ Cheung Wai Hung Eddie
Dated: April 15, 2013	Cheung Wai Hung, Eddie, Chief Financial Officer (Principal financial officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated by the dates.

/s/ William Yan Sui Hui

/s/ Tang Chin Pang Eric

William Yan Sui Hui, Director

Tang Chin Pang, Eric, Director

Dated: April 15, 2013

Dated: April 15, 2013