Form 10-Q
period 2013-03-31
INNOCOM TECHNOLOGY HOLDINGS, INC.
filed 2013-05-20
CIK 1076541

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

  X .

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarter ended March 31, 2013

-OR-

      .

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from ____________ to ___________

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

________________________________________________________

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

Indicate by check mark whether the registrant is a shell company (as defined in Rue 12b-2of the Exchange Act). Yes  X . No      .

The number of shares outstanding of each of the Registrant’s classes of common stock, as of May [23], 2013 was 37,898,251 shares all of one class of $0.001 par value Common Stock.

INNOCOM TECHNOLOGY HOLDINGS, INC.

FORM 10-Q

Quarter Ended March 31, 2013

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

INNOCOM TECHNOLOGY HOLDINGS, INC.

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

INNOCOM TECHNOLOGY HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2013 AND DECEMBER 31, 2012

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	March 31, 2013	December 31, 2012
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$7,490	$3,579
Prepayments and other receivables	1,546	3,976

TOTAL ASSETS	$9,036	$7,555

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$87,787	$87,301
Amount due to a related party	5,182,273	5,145,626
Other payables and accrued liabilities	368,956	356,856

Total current liabilities	5,639,016	5,589,783

Commitments and contingencies

Stockholders’ deficit:
Common stock, $0.001 par value; 50,000,000 shares authorized; 37,898,251 shares issued and outstanding as of March 31, 2013 and December 31, 2012	37,898	37,898
Additional paid-in capital	6,901,232	6,901,232
Accumulated other comprehensive income	335,954	345,078
Accumulated deficit	(12,905,064)	(12,866,436)

Total stockholders’ deficit	(5,629,980)	(5,582,228)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$9,036	$7,555

See accompanying notes to condensed consolidated financial statements.

INNOCOM TECHNOLOGY HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Three months ended March 31,
	2013	2012

Revenues, net	$-	$-

Cost of revenue	-	-

Gross profit	-	-

Operating expenses:
General and administrative	38,628	55,935
Total operating expenses	38,628	55,935

LOSS BEFORE INCOME TAXES	(38,628)	(55,935)

Income tax expense	-	-

NET LOSS	$(38,628)	$(55,935)

Other comprehensive loss:
Foreign currency translation loss	(9,124)	(2,133)

COMPREHENSIVE LOSS	$(47,752)	$(58,068)

Net loss per share – Basic and diluted	$(0.00)	$(0.00)

Weighted average common shares outstanding – Basic and diluted	37,898,251	37,898,251

See accompanying notes to condensed consolidated financial statements.

INNOCOM TECHNOLOGY HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

	Three months ended March 31,
	2013	2012

Cash flows from operating activities:
Net loss	$(38,628)	$(55,935)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	-	235
Loss on disposal of plant and equipment	-	643
Change in operating assets and liabilities:
Prepayments and other receivables	2,426	18,402
Other payables and accrued liabilities	12,416	7,816
Net cash used in operating activities	(23,786)	(28,839)

Cash flows from investing activities:
Payment on plant and equipment	-	(1,218)
Net cash used in investing activities	-	(1,218)

Cash flows from financing activities:
Advances from a related party	27,706	29,596
Net cash provided by financing activities	27,706	29,596

Effect of exchange rate changes on cash and cash equivalents	(9)	3

Net change in cash and cash equivalents	3,911	(458)

CASH AND CASH EQUIVALENT, BEGINNING OF PERIOD	3,579	3,725

CASH AND CASH EQUIVALENT, END OF PERIOD	$7,490	$3,267

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

See accompanying notes to condensed consolidated financial statements.

INNOCOM TECHNOLOGY HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2013

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

			Additional	Accumulated other comprehensive		Total
	Common stock
	No. of shares	Amount	paid-in capital	(loss) income	Accumulated deficit	stockholders’ deficit

Balance as of January 1, 2013	37,898,251	$37,898	$6,901,232	$345,078	$(12,866,436)	$(5,582,228)

Net loss for the period	-	-	-	-	(38,628)	(38,628)

Foreign currency translation adjustment	-	-	-	(9,124)	-	(9,124)
Balance as of March 31, 2013	37,898,251	$37,898	$6,901,232	$335,954	$(12,905,064)	$(5,629,980)

See accompanying notes to condensed consolidated financial statements.

INNOCOM TECHNOLOGY HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2013

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

In the opinion of management, the consolidated balance sheet as of December 31, 2012 which has been derived from audited financial statements and these unaudited condensed consolidated financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the period ended March 31, 2013 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2013 or for any future period.

These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the Management’s Discussion and the audited financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2012.

NOTE－2

ORGANIZATION AND BUSINESS BACKGROUND

Innocom Technology Holdings, Inc. (the “Company” or “INCM”) was incorporated in the State of Nevada on June 26, 1998. On June 20, 2006, the Company changed its name from “Dolphin Productions, Inc.” to “Innocom Technology Holdings, Inc.”

We are a shell company with no or nominal operations. We are actively considering various acquisition targets and other business opportunities. We hope to acquire one or more operating businesses or consummate a business opportunity within the next twelve months.

INCM and its subsidiaries are hereinafter referred to as (the “Company”).

NOTE－3

GOING CONCERN UNCERTAINTIES

The accompanying condensed consolidated financial statements have been prepared using the going concern basis of accounting, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

For the three months ended March 31, 2013, the Company has experienced a continuous loss of $38,628 with an accumulated deficit of $12,905,064 and further losses are anticipated in the development of its new business opportunities. Currently, the Company has been provided working capital by a director and is seeking the suitable acquisition/merger opportunities. However, these conditions raise substantial doubt about the Company’s ability to continue as a going concern. The continuation of the Company is dependent upon the financial support of shareholders. Management believes that these actions will enable the Company to continue its operations in the next twelve months.

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

FOR THE THREE MONTHS ENDED MARCH 31, 2013

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

NOTE－4

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying condensed consolidated financial statements reflect the application of certain significant accounting policies as described in this note and elsewhere in the accompanying condensed consolidated financial statements and notes.

●

Shell company

During 2012, the Company ceased all of its business and is currently considered as a shell company.

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

The Company did not have any unrecognized tax positions or benefits and there was no effect on the financial condition or results of operations For the three months ended March 31, 2013. The Company and its subsidiaries are subject to local and various foreign tax jurisdictions. The Company’s tax returns remain open subject to examination by major tax jurisdictions.

●

Net loss per share

INNOCOM TECHNOLOGY HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2013

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

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

Translation of amounts from RMB and HK$ into US$1 has been made at the following exchange rates for the respective period:

	March 31, 2013	March 31, 2012
Period-end RMB:US$1 exchange rate	6.2816	6.3247
Average period RMB:US$1 exchange rate	6.2858	6.3201
Period-end HK$:US$1 exchange rate	7.7641	7.7646
Average period HK$:US$1 exchange rate	7.7561	7.7608

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

INNOCOM TECHNOLOGY HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2013

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

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

In February 2013, the Financial Accounting Standards Board (“FASB”) issued guidance requiring an entity to disclose additional information about reclassifications out of accumulated other comprehensive income, including (1) changes in accumulated other comprehensive income balances by component and (2) significant items reclassified out of accumulated other comprehensive income and the effect on the respective line items in net income if the amounts are required to be reclassified in their entirety to net income. For other amounts that are not required to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference to other disclosures that provide additional detail about those amounts. The new guidance is effective prospectively for fiscal years beginning after December 15, 2012. The adoption of these disclosure requirements did not have a material impact on the Company’s consolidated financial statements.

NOTE－5

AMOUNT DUE TO A RELATED PARTY

As of March 31, 2013, amount due a related party represented temporary advances made by a director and a major shareholder of the Company, Mr. William Hui, which was unsecured, interest-free with no fixed repayment term.

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

INNOCOM TECHNOLOGY HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2013

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

Hong Kong

For the three months ended March 31, 2013, no provision for Hong Kong Profits Tax is made for as the Company’s income neither arises in, nor is derived from Hong Kong under its applicable tax law.

The PRC

The Company’s subsidiaries in the PRC are subject to the unified income rate of 25% on the taxable income. For the three months ended March 31, 2013, the Company generated no operating result and accordingly, no provision for income tax has been recorded.

NOTE－7

COMMITMENTS AND CONTINGENCIES

For the three months ended March 31, 2013, the Company utilized office space of a director and stockholder at no charge. Such costs are immaterial to the financial statements and accordingly are not reflected herein.

NOTE－8

SUBSEQUENT EVENTS

The Company evaluated subsequent events through the date the financial statements were issued and filed with this Form 10-Q. There were no subsequent events that required recognition or disclosure.

ITEM 2.

MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

The following review concerns three months ended March 31, 2013 and March 31, 2012, which should be read in conjunction with the financial statements and notes thereto presented in the Form 10-K.

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

In February 2009, the Company ceased its principal operation in the manufacturing facility in Changzhou City, Zhejiang Province, the PRC. Starting from the fourth quarter 2008, global economic conditions deteriorated significantly across the countries and the demand for communication products and components was adversely slowed down. During such challenging economic times, the Company discontinued operation in the manufacture of mobile communication products and components in the PRC. The Company intends to continue to operate the manufacturing facility depending upon the market recovery condition and demands from the customers.

Overview and Future Plan of Operations

In February 2009, the Company determined to have a closure in the manufacturing facility in Changzhou City, Zhejiang Province, the PRC. Starting from the fourth quarter 2008, global economic conditions have deteriorated significantly across the countries and the demand for communication products and components was adversely slowed down. During such challenging economic times, the Company discontinued operation in the manufacture of mobile communication products and components in the PRC. However, the Company has no intention to dispose of the production facilities. We are seeking production contracts, both volume and operating contribution of which warrant us to start the production facilities again. We have expended several million establishing our manufacturing facilities.  Despite the fact that we have written down the value of the manufacturing facility we have no intention to dispose of it.  We continue to seek out production contracts for the facility. We will need to privately offer and sell shares in order to finance initial working capital should we resume production.

In February 2012, we established a new Hong Kong subsidiary company, named Lead Faith International Trading Limited, to explore possible trading business. We disposed of this subsidiary at cost by end of April 2012 as we consider the possible trading business is viable.

Results of Operations for Three Months ended March 31, 2013 and March 31, 2012

During the three months ended March 31, 2013, we experienced a net loss of $38,628 compared to a net loss of $55,935 for three months ended March 31, 2012. The loss represents total general and administrative expenses for the period.

Revenue

We do not have trading business for both three months ended March 31, 2013 and March 31, 2012. As a result of discontinue of business and operation in the manufacture of mobile communication products and components in the PRC, the revenue recorded zero during both three months ended March 31, 2013 and March 31, 2012.

Administrative Expenses

Administrative expenses mainly included office rental charges, salaries and professional fee.

Below table sets out the components of non-cash items:

	Three Months ended March 31,
	2013	2012
Depreciation	$-	$235

The depreciation policy adopted in for the fiscal year 2013 was consistent with that adopted in 2012.

Other Income

No other income occurred for both three months ended March 31, 2013 and March 31, 2012.

Net Loss

Net loss for the three months ended March 31, 2013 was $36,628 compared to net loss of $55,935 for the three months ended March 31, 2012. Losses of both periods represent the total general and administrative expenses for the periods. The decrease of loss for the three months ended March 31, 2013 is attributable to the decrease of administrative expenses. The decrease in administrative expenses was primarily attributable to the management effort to reduce general expenses and administrative expenses, in particular of office rental expenses.

Trends, Events, and Uncertainties

N/A

Liquidity and Capital Resources for Three Months Ended March 31, 2013 and 2012

Cash flows from operating activities

We experienced negative cash flows used in operations in the amount of $23,786 for three months ended March 31, 2013 as compared with negative cash flow used in the operations in the amount of $28,839 for three months ended March 31, 2012.

As the Company did not have any income during both periods, the cash flows used in operations representing general and administrative expenses paid. The decrease of negative cash flows is due to the decrease of general and administrative experienced for the three months ended 2013.

Cash flows from investing activities

During three months ended March 31, 2013, we have no investing activities.

During three months ended March 31, 2012, we have purchased plant and equipment of $1,218.

Cash flows from financing activities

We experienced positive cash flow advanced from a related party in the amount of $27,706 and $29,596 for the three months ended March 31, 2013 and 2012.

The said advance is in nature of interest free current account under oral agreement without repayment period, repayment of which depends upon future profitable operations or may be made by capitalization issue of new shares.

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

Employees

As of March 31, 2013, we had approximately 2 full-time employees employed in Hong Kong. From time to time we employ independent contractors to support our production, engineering, marketing, and sales departments.

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

Not applicable to Smaller Reporting Companies.

ITEM 4T.

CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.

Based on an evaluation under the supervision and with the participation of management, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as defined in Section 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange  Act") were effective as of March 31, 2013 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2013, which were identified in connection with management's evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

INNOCOM TECHNOLOGY HOLDINGS, INC.

Dated: May [23], 2013	/s/ William Yan Sui Hui
William Yan Sui Hui, Chief Executive Officer (Principal executive officer)

Dated: May [23], 2013	/s/ Cheung Wai Hung, Eddie
Cheung Wai Hung, Eddie, Chief Financial Officer (Principal financial officer)