Form 10-Q
period 2013-06-30
INNOCOM TECHNOLOGY HOLDINGS, INC.
filed 2013-08-19
CIK 1076541

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarter ended June 30, 2013

Commission File Number 0-50164

INNOCOM TECHNOLOGY HOLDINGS, INC.

(Exact Name of small business issuer as specified in Its charter)

NEVADA	87-0618756
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

26th Floor, Top Glory Tower, 262 Gloucester Road,

Causeway Bay, Hong Kong, PRC

(Address of principal executive offices) (Zip code)

Issuer’s telephone number, including area code: (852) 3102 1602

___________________________________________________________

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

The number of shares outstanding of each of the Registrant’s classes of common stock, as of August [21], 2013 was 37,898,251 shares, all of one class of $0.001 par value Common Stock.

INNOCOM TECHNOLOGY HOLDINGS, INC.

FORM 10-Q

Quarter Ended June 30, 2013

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

FINANCIAL INFORMATION

ITEM  1. Financial Statements

INNOCOM TECHNOLOGY HOLDINGS, INC.

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

INNOCOM TECHNOLOGY HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2013 AND DECEMBER 31, 2012

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	June 30, 2013	December 31, 2012
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$2,683	$3,579
Prepayments and other receivables	1,547	3,976

TOTAL ASSETS	$4,230	$7,555

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$89,113	$87,301
Amount due to a related party	5,237,945	5,145,626
Other payables and accrued liabilities	381,240	356,856

Total current liabilities	5,708,298	5,589,783

Commitments and contingencies

Stockholders’ deficit:
Common stock, $0.001 par value; 50,000,000 shares authorized; 37,898,251 shares issued and outstanding as of June 30, 2013 and December 31, 2012	37,898	37,898
Additional paid-in capital	6,901,232	6,901,232
Accumulated other comprehensive income	295,020	345,078
Accumulated deficit	(12,938,218)	(12,866,436)

Total stockholders’ deficit	(5,704,068)	(5,582,228)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$4,230	$7,555

See accompanying notes to condensed consolidated financial statements.

INNOCOM TECHNOLOGY HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

FOR THE SIX MONTHS ENDED JUNE 30, 2013 AND 2012

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012

Revenues, net	$-	$-	$-	$-

Cost of revenue	-	-	-	-

Gross profit	-	-	-	-

Operating expenses:
General and administrative	33,154	56,552	71,782	112,487
Total operating expenses	33,154	56,552	71,782	112,487

LOSS BEFORE INCOME TAXES	(33,154)	(56,552)	(71,782)	(112,487)

Income tax expense	-	-	-	-

NET LOSS	$(33,154)	$(56,552)	$(71,782)	$(112,487)

Other comprehensive loss:
- Foreign currency translation loss	(40,934)	(19,501)	(50,058)	(21,634)

COMPREHENSIVE LOSS	$(74,088)	$(76,053)	$(121,840)	$(134,121)

Net loss per share – Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average common shares outstanding – Basic and diluted	37,898,251	37,898,251	37,898,251	37,898,251

See accompanying notes to condensed consolidated financial statements.

INNOCOM TECHNOLOGY HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2013 AND 2012

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

	Six months ended June 30,
	2013	2012

Cash flows from operating activities:
Net loss	$(71,782)	(112,487)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	-	351
Loss on disposal of plant and equipment	-	643
Change in operating assets and liabilities:
Prepayments and other receivables	2,425	18,400
Other payables and accrued liabilities	23,849	44,306
Net cash used in operating activities	(45,508)	(48,787)

Cash flows from investing activities:
Payment on plant and equipment	-	(5,851)
Net cash used in investing activities	-	(5,851)

Cash flows from financing activities:
Advances from a related party	44,614	54,268
Net cash provided by financing activities	44,614	54,268

Effect of exchange rate changes on cash and cash equivalents	(2)	6

Net change in cash and cash equivalents	(896)	(364)

CASH AND CASH EQUIVALENT, BEGINNING OF PERIOD	3,579	3,725

CASH AND CASH EQUIVALENT, END OF PERIOD	$2,683	3,361

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

See accompanying notes to condensed consolidated financial statements.

INNOCOM TECHNOLOGY HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE SIX MONTHS ENDED JUNE 30, 2013

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Common stock		Additional paid-in capital	Accumulated other comprehensive (loss) income	Accumulated deficit	Total stockholders’ deficit
	No. of shares	Amount

Balance as of January 1, 2013	37,898,251	$37,898	$6,901,232	$345,078	$(12,866,436)	$(5,582,228)

Net loss for the period	-	-	-	-	(71,782)	(71,782)

Foreign currency translation adjustment	-	-	-	(50,058)	-	(50,058)
Balance as of June 30, 2013	37,898,251	$37,898	$6,901,232	$295,020	$(12,938,218)	$(5,704,068)

See accompanying notes to condensed consolidated financial statements.

INNOCOM TECHNOLOGY HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2013

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

In the opinion of management, the consolidated balance sheet as of December 31, 2012 which has been derived from audited financial statements and these unaudited condensed consolidated financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the period ended June 30, 2013 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2013 or for any future period.

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

The Company is currently a shell company with no or nominal operations. The Company is actively considering various acquisition targets and other business opportunities. It is expected to acquire one or more operating businesses or consummate a business opportunity within the next twelve months.

INCM and its subsidiaries are hereinafter referred to as (the “Company”).

NOTE－3

GOING CONCERN UNCERTAINTIES

The accompanying condensed consolidated financial statements have been prepared using the going concern basis of accounting, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

For the six months ended June 30, 2013, the Company has experienced a continuous loss of $71,782 with an accumulated deficit of $12,938,218 as of that date. The continuation of the Company as a going concern through June 30, 2013 is dependent upon the continued financial support from its stockholders. Management believes this funding will continue, and is also actively seeking new investors. Management believes the existing stockholders will provide the additional cash to meet the Company’s obligations as they become due, and will allow its planned principal business to commence and assembly the production lines of mobile handsets and components in the PRC.

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

The Company did not have any unrecognized tax positions or benefits and there was no effect on the financial condition or results of operations for the three and six months ended June 30, 2013. The Company and its subsidiaries are subject to local and various foreign tax jurisdictions. The Company’s tax returns remain open subject to examination by major tax jurisdictions.

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

Translation of amounts from RMB and HK$ into US$1 has been made at the following exchange rates for the respective period:

	June 30, 2013	June 30, 2012
Period-end RMB:US$1 exchange rate	6.1882	6.3197
Average period RMB:US$1 exchange rate	6.2479	6.3255
Period-end HK$:US$1 exchange rate	7.7572	7.7575
Average period HK$:US$1 exchange rate	7.7591	7.7616

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

In February 2013, the Financial Accounting Standards Board (“FASB”) issued guidance requiring an entity to disclose additional information about reclassifications out of accumulated other comprehensive income, including (1) changes in accumulated other comprehensive income balances by component and (2) significant items reclassified out of accumulated other comprehensive income and the effect on the respective line items in net income if the amounts are required to be reclassified in their entirety to net income. For other amounts that are not required to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference to other disclosures that provide additional detail about those amounts. The new guidance is effective prospectively for fiscal years beginning after December 15, 2012. The adoption of these disclosure requirements did not have a material impact on the Company’s financial statements.

In July 2013, the FASB issued ASU No. 2013-11, Income Taxes (Topic 740)-Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (“ASU 2013-11”). ASU 2013-11 provides guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, similar tax loss, or tax credit carryforward exists. This new standard requires the netting of unrecognized tax benefits against a deferred tax asset for a loss or other carryforward that would apply in settlement of the uncertain tax positions. ASU 2013-11 will be effective for us beginning in the first quarter of fiscal 2014. Early adoption is permitted. Since ASU 2013-11 only impacts financial statement disclosure requirements for unrecognized tax benefits, The Company does not expect its adoption to have an impact on the Company’s financial position or results of operations.

NOTE－5

AMOUNT DUE TO A RELATED PARTY

As of June 30, 2013, amount due a related party represented temporary advances made by a director and a major shareholder of the Company, Mr. William Hui, which was unsecured, interest-free with no fixed terms of repayment.

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

Hong Kong

For the three and six months ended June 30, 2013, no provision for Hong Kong Profits Tax is made for as the Company’s income neither arises in, nor is derived from Hong Kong under its applicable tax law.

The PRC

The Company’s subsidiaries in the PRC are subject to the unified income rate of 25% on the taxable income. For the three and six months ended June 30, 2013, the Company generated no operating result and accordingly, no provision for income tax has been recorded.

NOTE－7

COMMITMENTS AND CONTINGENCIES

For the six months ended June 30, 2013, the Company utilized office space of a director and stockholder at no charge. Such costs are immaterial to the financial statements and accordingly are not reflected herein.

NOTE－8

SUBSEQUENT EVENTS

The Company evaluated subsequent events through the date the financial statements were issued and filed with this Form 10-Q. There were subsequent events that required recognition or disclosure, as below:

ITEM 2.

MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

The following review concerns three months ended June 30, 2013 and June 30, 2012, and six months ended June 30, 2013 and June 30, 2012, which should be read in conjunction with the financial statements and notes thereto presented in the Form 10-K.

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

On August 1, 2013, the Company filed an amendment with the Nevada Secretary of State to our Articles of Incorporation authorizing an increase of our authorized common stock from 50,000,000 common shares to 490,000,000 common shares, par value $0.001 and authorizing 10,000,000 preferred shares, par value $0.001 per share.

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

Results of Operations for Three Months ended June 30, 2013 and June 30, 2012

Revenue

We do not have trading business for both three and six months ended June 30, 2013 and June 30, 2012. As a result of discontinue of business and operation in the manufacture of mobile communication products and components in the PRC, no revenue is recorded during both three and six months ended June 30, 2013 and June 30, 2012.

Cost of Sales

As a result of no trading business and discontinue of business and operation in the manufacture of mobile communication products and components in the PRC, no cost of sale is recorded during both three and six months ended June 30, 2013.

Administrative Expenses

Administrative expenses mainly included office rental charges, salaries and professional fee.

Below table sets out the components of non-cash items:

	Three Months ended June 30,		Six Months ended June 30,
	2013	2012	2013	2012
Depreciation	$-	$116	$-	$351

The depreciation policy adopted in for the fiscal year 2013 was consistent with that adopted in 2012.

Other Income

No other income occurred for both three months ended June 30, 2013 and June 30, 2012.

Net Loss

During the three months ended June 30, 2013, we experienced a net loss of $33,154 compared to a net loss of $56,552 for three months ended June 30, 2012. Net loss for the six months ended June 30, 2013 was $71,782 compared to net loss of $112,487 for the six months ended June 30, 2012.

The decrease of loss for both three and six months end June 30, 2013 is attributable to the decrease of administrative expenses. The decrease in administrative expenses was primarily attributable to the management effort to reduce general expenses and administrative expenses, in particular of office rental expenses.

Trends, Events, and Uncertainties

N/A

Liquidity and Capital Resources for Six Months Ended June 30, 2013 and 2012

Cash flows from operating activities

We experienced negative cash flows used in operations in the amount of $45,508 for six months ended June 30, 2013 as compared with negative cash flow used in the operations in the amount of $48,787 for six months ended June 30, 2012.

As the Company did not have any income during both periods, the cash flows used in operations representing general and administrative expenses paid. The decrease of negative cash flows is due to the decrease of general and administrative experienced for the six months ended June 30, 2013.

Cash flows from investing activities

During six months ended June 30, 2013, we have no investing activities.

During six months ended June 30, 2012, we purchased $5,851 plant and equipment.

Cash flows from financing activities

During six months ended June 30, 2013, we experienced positive cash flow advance from a related party in the amount of $44,614.

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

Employees

As of June 30, 2013, we had approximately 2 full-time employees employed in Hong Kong. From time to time we employ independent contractors to support our production, engineering, marketing, and sales departments.

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

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

Based on an evaluation under the supervision and with the participation of management, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as defined in Section 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange  Act") were effective as of June 30, 2013 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2013, which were identified in connection with management's evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

INNOCOM TECHNOLOGY HOLDINGS, INC.

/s/ William Yan Sui Hui
Dated: August 19, 2013	William Yan Sui Hui, Chief Executive Officer (Principal executive officer)

/s/ Cheung Wai Hung, Eddie
Dated: August 19, 2013	Cheung Wai Hung, Eddie, Chief Financial Officer (Principal financial officer)