Form 10-Q/A
period 2013-06-30
INNOCOM TECHNOLOGY HOLDINGS, INC.
filed 2013-08-22
CIK 1076541

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

The number of shares outstanding of each of the Registrant’s classes of common stock, as of August 21, 2013 was 37,898,251 shares, all of one class of $0.001 par value Common Stock.

Explanatory Note

The purpose of this Amendment No. 1 to the Quarterly Report on Form 10-Q of Innocom Technology Holdings, Inc. for the quarterly period ended June 30, 2013, filed with the Securities and Exchange Commission on August 19, 2013 (the “Form 10-Q”), is solely to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

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

INNOCOM TECHNOLOGY HOLDINGS, INC.

/s/ William Yan Sui Hui
Dated: August 21, 2013	William Yan Sui Hui, Chief Executive Officer (Principal executive officer)

/s/ Cheung Wai Hung, Eddie
Dated: August 21, 2013	Cheung Wai Hung, Eddie, Chief Financial Officer (Principal financial officer)

4