Form 10-Q
period 2013-09-30
INNOCOM TECHNOLOGY HOLDINGS, INC.
filed 2013-11-19
CIK 1076541

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarter ended September 30, 2013

Commission File Number 0-50164

INNOCOM TECHNOLOGY HOLDINGS, INC.

(Exact Name of small business issuer as specified in Its charter)

NEVADA	87-0618756
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

26/F., Top Glory Tower, 262 Gloucester Road,

Causeway Bay, Hong Kong, PRC

(Address of principal executive offices)(Zip code)

Issuer’s telephone number, including area code: (852) 3102 1602

______________________________________________________________________

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

The number of shares outstanding of each of the Registrant’s classes of common stock, as of November 19, 2013 was 220,631,841 shares, all of one class of $0.001 par value Common Stock.

INNOCOM TECHNOLOGY HOLDINGS, INC.

FORM 10-Q

Quarter Ended September 30, 2013

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

PART I.

FINANCIAL INFORMATION

ITEM  1. Financial Statements

INNOCOM TECHNOLOGY HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2013 AND DECEMBER 31, 2012

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	September 30, 2013	December 31, 2012
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$5,326	$3,579
Prepayments and other receivables	6,785	3,976

TOTAL ASSETS	$12,111	$7,555

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$89,644	$87,301
Amount due to a related party	51,951	5,145,626
Other payables and accrued liabilities	153,139	356,856

Total current liabilities	294,734	5,589,783

Commitments and contingencies

Stockholders’ deficit:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; None of shares issued and outstanding as of September 30, 2013 and December 31, 2012	-	-
Common stock, $0.001 par value; 490,000,000 shares authorized; 220,631,841 and 37,898,251 shares issued and outstanding as of September 30, 2013 and December 31, 2012	220,632	37,898
Additional paid-in capital	12,200,509	6,901,232
Accumulated other comprehensive income	274,246	345,078
Accumulated deficit	(12,978,010)	(12,866,436)

Total stockholders’ deficit	(282,623)	(5,582,228)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$12,111	$7,555

See accompanying notes to condensed consolidated financial statements.

INNOCOM TECHNOLOGY HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012

Revenues, net	$-	$-	$-	$-

Cost of revenue	-	-	-	-

Gross profit	-	-	-	-

Operating expenses:
General and administrative	39,792	49,403	111,574	161,890
Total operating expenses	39,792	49,403	111,574	161,890

LOSS BEFORE INCOME TAXES	(39,792)	(49,403)	(111,574)	(161,890)

Income tax expense	-	-	-	-

NET LOSS	$(39,792)	(49,403)	(111,574)	(161,890)

Other comprehensive loss:
- Foreign currency translation loss	(20,774)	3,033	(70,832)	(18,601)

COMPREHENSIVE LOSS	$(60,566)	(46,370)	(182,406)	(180,491)

Net loss per share – Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average common shares outstanding – Basic and diluted	39,884,486	37,898,251	38,567,605	37,898,251

See accompanying notes to condensed consolidated financial statements.

INNOCOM TECHNOLOGY HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

	Nine months ended September 30,
	2013	2012

Cash flows from operating activities:
Net loss	$(111,574)	(161,890)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	-	741
Loss on disposal of plant and equipment	-	643
Change in operating assets and liabilities:
Prepayments and other receivables	(2,810)	17,213
Other payables and accrued liabilities	39,482	74,347
Net cash used in operating activities	(74,902)	(68,946)

Cash flows from investing activities:
Payment on plant and equipment	-	(5,851)
Net cash used in investing activities	-	(5,851)

Cash flows from financing activities:
Advances from a related party	76,650	75,377
Net cash provided by financing activities	76,650	75,377

Effect of exchange rate changes on cash and cash equivalents	(1)	7

Net change in cash and cash equivalents	1,747	587

CASH AND CASH EQUIVALENT, BEGINNING OF PERIOD	3,579	3,725

CASH AND CASH EQUIVALENT, END OF PERIOD	$5,326	4,312

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

NON-CASH TRANSACTIONS:
Settlement of debts in lieu of shares issued	$5,482,011	$-

See accompanying notes to condensed consolidated financial statements.

INNOCOM TECHNOLOGY HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Common stock		Additional paid-in capital	Accumulated other comprehensive (loss) income	Accumulated deficit	Total stockholders’ deficit
	No. of shares	Amount

Balance as of January 1, 2013	37,898,251	$37,898	$6,901,232	$345,078	$(12,866,436)	$(5,582,228)

Shares issued to settle the debts and accrued payroll	182,733,590	182,734	5,299,277	-	-	5,482,011

Net loss for the period	-	-	-		(111,574)	(111,574)

Foreign currency translation adjustment	-	-	-	(70,832)		(70,832)
Balance as of September 30, 2013	220,631,841	$220,632	$12,200,509	$274,246	$(12,978,010)	$(282,623)

See accompanying notes to condensed consolidated financial statements.

INNOCOM TECHNOLOGY HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013

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

In the opinion of management, the consolidated balance sheet as of December 31, 2012 which has been derived from audited financial statements and these unaudited condensed consolidated financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the period ended September 30, 2013 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2013 or for any future period.

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

For the nine months ended September 30, 2013, the Company has experienced a continuous loss of $111,574 with an accumulated deficit of $12,978,010 as of that date. The continuation of the Company as a going concern through September 30, 2013 is dependent upon the continued financial support from its stockholders. Management believes this funding will continue, and is also actively seeking new business opportunities. Management believes the existing stockholders will provide the additional cash to meet the Company’s obligations as they become due.

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

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013

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

The Company did not have any unrecognized tax positions or benefits and there was no effect on the financial condition or results of operations for the three and nine months ended September 30, 2013. The Company and its subsidiaries are subject to local and various foreign tax jurisdictions. The Company’s tax returns remain open subject to examination by major tax jurisdictions.

INNOCOM TECHNOLOGY HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013

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

Translation of amounts from RMB and HK$ into US$1 has been made at the following exchange rates for the respective period:

	September 30, 2013	September 30, 2012
Period-end RMB:US$1 exchange rate	6.1514	6.3340
Average period RMB:US$1 exchange rate	6.2215	6.3275
Period-end HK$:US$1 exchange rate	7.7548	7.7549
Average period HK$:US$1 exchange rate	7.7580	7.7597

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

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013

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

NOTE－5

AMOUNT DUE TO A RELATED PARTY

As of September 30, 2013, amount due a related party represented temporary advances made by a director and a major shareholder of the Company, Mr. William Hui, which was unsecured, interest-free with no fixed terms of repayment. The imputed interest is not significant.

INNOCOM TECHNOLOGY HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013

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

Hong Kong

For the three and nine months ended September 30, 2013, no provision for Hong Kong Profits Tax is made for as the Company’s income neither arises in, nor is derived from Hong Kong under its applicable tax law.

The PRC

The Company’s subsidiaries in the PRC are subject to the unified income rate of 25% on the taxable income. For the three and nine months ended September 30, 2013, the Company generated no operating result and accordingly, no provision for income tax has been recorded.

NOTE－7

STOCKHOLDERS’ EQUITY

On September 17, 2013, the Company filed a Certificate of Amendment to its Articles of Incorporation and increased its capital stock from 50,000,000 common shares to 490,000,000 common shares, par value $0.001 per share and 10,000,000 shares of preferred stock, par value $0.001 per share.  The majority shareholders approved the increase in capital by majority shareholder consent which became effective on September 12, 2013.

On September 30, 2013, the Company approved to issue 174,598,160 shares of its common stock to William Hui Sui, a director of the Company, as a settlement in full for his outstanding loan to the Company in the amount of $5,237,945.

Concurrently, Company approved to issue 8,135,430 shares of its common stock to Eddie Cheung, chief financial officer, in lieu of unpaid executive compensation amounting to $244,063.

These aggregate shares were valued at $0.03 per share. The last quoted share trading price, which management believes represents the current market value of the Company's common stock, was $0.02 per share.

As of September 30, 2013, the Company had a total of 220,631,841 shares of its common stock issued and outstanding.

NOTE－8

COMMITMENTS AND CONTINGENCIES

For the three and nine months ended September 30, 2013, the Company utilized office space of a director and stockholder at no charge. Such costs are immaterial to the financial statements and accordingly are not reflected herein.

NOTE－9

SUBSEQUENT EVENTS

The Company evaluated subsequent events through the date the financial statements were issued and filed with this Form 10-Q. There were no significant subsequent events that required recognition or disclosure.

ITEM 2.

MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

The following review concerns three months ended September 30, 2013 and September 30, 2012, and nine months ended September 30, 2013 and September 30, 2012, which should be read in conjunction with the financial statements and notes thereto presented in the Form 10-K.

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

On September 17, 2013, the Company files an amendment with the Nevada Secretary of State to our Articles of Incorporation authorizing an increase of our authorized common stock from 50,000,000 common shares to 490,000,000 common shares, par value $0.001 and authorizing 10,000,000 preferred shares, par value $0.001 per share.

On September 30, 2013, the Company issued 174,598,160 common shares to William Hui, the Company’s Chief Executive Officer, at $0.03 cents per share as payment in full for his outstanding loan to the Company in amount of $5,237,945.

On September 30, 2013, the Company issued 5,135,430 common shares to Eddie Cheung, the Company’s Chief Financial Officer, at $0.03 cents per shares as payment of unpaid executive compensation.

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

Results of Operations for Three Months ended September 30, 2013 and September 30, 2012 and Nine Months ended September 30, 2013 and September 30, 2012

Revenue

As a result of discontinue of business and operation in the manufacture of mobile communication products and components in the PRC, no revenue is recorded during both three and nine months ended September 30, 2013.

Cost of Sales

As a result of discontinue of business and operation in the manufacture of mobile communication products and components in the PRC, no cost of sale is recorded during both three and nine months ended September 30, 2013.

Administrative Expenses

Administrative expenses mainly included office rental charges, salaries and professional fee.

Below table sets out the components of non-cash items:

	Three Months ended September 30,		Nine Months ended September 30,
	2013	2012	2013	2012
Depreciation	$-	$390	$-	$741

The depreciation policy adopted in for the fiscal year 2013 was consistent with that adopted in 2012.

Other Income

No other income occurred for both three months ended September 30, 2013 and September 30, 2012.

Net Loss

During the three months ended September 30, 2013, we experienced a net loss of $39,792 compared to a net loss of $49,403 for three months ended September 30, 2012. Net loss for the nine months ended September 30, 2013 was $111,574 compared to net loss of $161,890 for the nine months ended September 30, 2012.

The decrease of loss for the three months ended September 30, 2013 and for the nine months end September 30, 2012 was attributable to the decrease of administrative expenses. The decrease in administrative expenses was primarily attributable to the management effort to reduce general expenses and administrative expenses, in particular of office rental expenses

Trends, Events, and Uncertainties

N/A

Liquidity and Capital Resources for Nine Months Ended September 30, 2013 and 2012

Cash flows from operating activities

We experienced negative cash flows used in operations in the amount of $74,902 for nine months ended September 30, 2013 as compared with negative cash flow used in the operations in the amount of $68,946 for nine months ended September 30, 2012.

As the Company did not have any income during both periods, the cash flows used in operations representing general and administrative expenses paid..

Cash flows from investing activities

During nine months ended September 30, 2013, we have no investing activities.

During nine months ended September 30, 2012, we purchased $5,851 plant and equipment.

Cash flows from financing activities

During nine months ended September 30, 2013 we experienced positive cash flow advanced from a related party in the amount of $76,650.

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

Employees

As of September 30, 2013, we had approximately 2 full-time employees employed in Hong Kong.

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

Not applicable to Smaller Reporting Companies.

ITEM 4.

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

Based on an evaluation under the supervision and with the participation of management, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as defined in Section 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange  Act") were effective as of September 30, 2013 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2013, which were identified in connection with management's evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

We are not involved in any material pending legal proceedings at this time, and management is not aware of any contemplated proceeding by any governmental authority.

ITEM 1A.

RISK FACTORS

N/A

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On September 17, 2013, the Company files an amendment with the Nevada Secretary of State to our Articles of Incorporation authorizing an increase of our authorized common stock from 50,000,000 common shares to 490,000,000 common shares, par value $0.001 and authorizing 10,000,000 preferred shares, par value $0.001 per share.

On September 30, 2013, the Company issued 174,598,160 common shares to William Hui, the Company’s Chief Executive Officer, at $0.03 cents per share as payment in full for his outstanding loan to the Company in amount of $5,237,945.

On September 30, 2013, the Company issued 5,135,430 common shares to Eddie Cheung, the Company’s Chief Financial Officer,  at $0.03 cents per shares as payment of unpaid executive compensation.

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

INNOCOM TECHNOLOGY HOLDINGS, INC.

Dated: November 19, 2013	/s/ William Yan Sui Hui
William Yan Sui Hui, Chief Executive Officer (Principal executive officer)

Dated: November 19, 2013	/s/ Cheung Wai Hung, Eddie
Cheung Wai Hung, Eddie, Chief Financial Officer (Principal financial officer)