Form 10-K
period 2013-12-31
INNOCOM TECHNOLOGY HOLDINGS, INC.
filed 2014-03-31
CIK 1076541

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________________________________________________________________

FORM 10-K

________________________________________________________________________

  X .  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Yes  X .  No      .

As of June 30, 2013, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $295,862.12 based on the closing sale price as reported on the Over-the-Counter Bulletin Board.

As of March 31, 2014, there were 220,634,126 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

________________________________________________________________________

Innocom Technology Holdings, Inc.

FORM 10-K

For the Year Ended December 31, 2013

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

Readers are also urged to carefully review and consider the various disclosures made by us which attempt to advise interested parties of the factors which affect our business, including without limitation the disclosures made in PART II. ITEM 6 "Management's Discussion and Analysis or Plan of Operation" included herein.

PART I.

Item 1. Business

History

Innocom Technology Holdings, Inc., (the "Company") was organized under the laws of the state of Nevada on June 26, 1998 under the name Dolphin Productions, Inc. The Company had provided musical and other performance services for concerts and public events.  During the fiscal year ended September 30, 2003, the Company determined to shift its emphasis away from the presentation of concerts and toward the Internet marketing of recorded music.    The Company encountered substantial competitive, legal, technological and financial obstacles to its entry into the business of marketing recorded music through the Internet.  The Company had not generated substantial revenues from Internet marketing of musical properties.

On March 30, 2006, pursuant to an Agreement and Plan of Reorganization dated March 15, 2006 among the Company, Innocom Technology Holdings Limited, a British Virgin Islands corporation, (“Innocom”) and certain shareholders of Innocom, the Company acquired 100% of Innocom’s issued and outstanding common stock making Innocom a wholly owned subsidiary of the Company.  As a result, the Company, which previously had no material operations, acquired the business of Innocom which had two principal business lines: design and solution provision for mobile phones, and trading of mobile phone handsets and related components.

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

On September 30, 2013, the Company issued 8,135,430 common shares to Eddie Cheung, the Company’s Chief Financial Officer, at $0.03 cents per shares as payment of unpaid executive compensation.

Our Business

We provided sourcing of mobile phone handsets and components for customers on a wholesale basis.

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

Other than abovementioned properties held by Changzhou Innocom Communication Technology, we do not own any land and building. Current 100 square meters office is rented by Chinarise Capital (Hong Kong) Limited, a company owned and controlled by William Hui, our Chief Executive Officer and majority shareholder. We utilize these office facilities at no charge.

Employees

As of December 31, 2013, we employed approximately 2 full-time employees. The Company does not have any collective bargaining agreements with its employees and we consider our employee relations to be good.

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

Item 1A. Risk Factors

Not applicable to Smaller Reporting Companies

Item 1B. Unresolved Staff Comments

Not applicable to Smaller Reporting Companies.

Item 2. Properties

Through Changzhou Innocom Communication Technology, we hold a piece of land of 64,000 square meters and a factory building of 25,000 square meters under lease term expiring in 2054 at No. 55 Zhonglou Development Zone, Changzhou City, Zhejiang Province, the PRC. Annual holding cost is nil.

Other than abovementioned manufacturing facilities, the Company does not have any properties. Due to suspension of manufacturing operation, its carrying value is written down to nil value. As a result, there is no depreciation charge and incidental cost for both financial years ended December 31, 2013 and December 31, 2012.

Our principal executive office is located at 26th Floor, Top Glory Tower, 262 Gloucester Road, Causeway Bay, Hong Kong, PRC that is rented by Chinarise Capital (Hong Kong) Limited, a company owned and controlled by William Hui, our Chief Executive Officer and majority shareholder. We utilize these office facilities at no charge.

We have no rental payments for both years ended December 31, 2013 and December 31, 2012.

We periodically evaluate our facilities requirements.

Item 3. Legal Proceedings

We are not involved in any material pending legal proceedings at this time, and management is not aware of any contemplated proceeding by any governmental authority.

Item 4. Mine Safety Disclosures.

Not Applicable

PART II.

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the Over-the-Counter Bulletin Board under the symbol “INCM.OB”.  As of March 31, 2014, there were: (i) 249 shareholders of record, without giving effect to determining the number of shareholders who hold shares in "street name" or other nominee status; (ii) no outstanding options to purchase shares of our common stock; (iii) outstanding 220,634,126 shares of our common stock, and (iv) no shares subject to registration rights.

The following table sets forth, for the fiscal quarters indicated, the high and low closing prices as reported by the Over-the-Counter Bulletin Board. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

Sales Price

	High	Low

Fiscal 2013
First Quarter	$0.03	$0.02
Second Quarter	$0.03	$0.02
Third Quarter	$0.03	$0.02
Fourth Quarter	$0.04	$0.02

Fiscal 2012
First Quarter	$0.06	$0.04
Second Quarter	$0.05	$0.04
Third Quarter	$0.04	$0.03
Fourth Quarter	$0.03	$0.03

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

Recent Sales of Unregistered Securities

During the fourth quarter of  2013, we did not issue any securities that were not registered under the Securities Act of 1933, as amended (the “Securities Act”).

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

Results of Operations for the Years Ended December 31, 2013 and December 31, 2012

During the year ended December 31, 2013, we experienced a net loss of $136,588 representing aggregated amount of general and administrative expenses for the year. The slightly rise of loss as compared with 2012 is due to increase of accounting fee and utilities expenses during the year.

During the year ended December 31, 2012, we experienced a net loss of $130,915 representing total general and administrative expenses for the year. The decrease of loss as compared with 2011 is due to decrease of office rental expenses during the year.

Revenue

We do not have trading business for 2013 and 2012. As a result of temporary discontinue of business and operation in the manufacture of mobile communication products and components in the PRC, no revenue was recorded during the year ended December 31, 2013 and year ended December 31, 2012.

Administrative Expenses

Below table sets out the analysis of administrative expenses:

	Year ended December 31, 2013	Year ended December 31, 2012
Total general and administrative expenses	$136,588	$130,915
Less: non-cash items	-	(857)
	$136,588	$130,058

The rise of administrative expenses was primarily attributable to increase of accounting fee and utilities expenses.

Non-cash items

Below table set out the components of non-cash items:

	Year ended December 31, 2013	Year ended December 31, 2012
Depreciation	$-	$214
Loss on disposal of plant and equipment	-	643
	$-	$857

The depreciation policy adopted in 2013 was consistent with that adopted in 2012.

Other Income (Expenses)

Total other income (expenses) for both periods presented was immaterial and consisted of the following:

	Year ended December 31, 2013	Year ended December 31, 2012

Interest income	$-	$-

Interest expense	$-	$-

Net Loss

Net loss for 2013 of $136,588 represents aggregated amount of general and administrative expenses for the year. The slightly rise of loss as compared with 2012 is due to increase of accounting fee and utilities expenses during the year.

Net loss for 2012 of $130,915 represents total general and administrative expenses for the year. The decrease of loss as compared with 2011 is due to decrease of office rental expenses.

Trends, Events, and Uncertainties

N/A

Liquidity and Capital Resources for the Twelve Month Period Ended December 31, 2013 and 2012

Cash flows used in operating activities

We experienced negative cash flows used in operations in the amount of $114,545 for the year ended December 31, 2013.

We experienced negative cash flows used in operations in the amount of $90,488 for the year ended December 31, 2012.

As the Company did not have any income during 2013 and 2012, the cash flows used in operations representing general and administrative expenses paid. The increase of negative cash flows is due to the increase of general and administrative experienced in 2013.

Cash flows from investing activities

During 2013, there were no investing activities.

During 2012, there were no investing activities.

Cash flows from financing activities

During 2013, we obtained a $119,046 interest free advance from a related party.

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

Item 8. Financial Statements and Supplementary Data

INNOCOM TECHNOLOGY HOLDINGS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

Innocom Technology Holdings, Inc.

We have audited the accompanying consolidated balance sheets of Innocom Technology Holdings, Inc. and its subsidiaries (“the Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations and comprehensive loss, cash flows and stockholders’ deficit for the years ended December 31, 2013 and 2012. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2013 and 2012, and the results of operations and cash flows for the years ended December 31, 2013 and 2012 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ HKCMCPA Company Limited

HKCMCPA Company Limited

Certified Public Accountants

Hong Kong, China

March 31, 2014

INNOCOM TECHNOLOGY HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2013 AND 2012

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	As of December 31,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$8,081	$3,579
Prepayments and other receivables	24,163	3,976

TOTAL ASSETS	$32,244	$7,555

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$90,028	$87,301
Amount due to a related party	100,312	5,145,626
Other payables and accrued liabilities	156,037	356,856

Total liabilities	346,377	5,589,783

Commitments and contingencies

Stockholders’ deficit:
Common stock, $0.001 par value; 490,000,000 shares authorized; 220,631,841 and 37,898,251 shares issued and outstanding as of December 31, 2013 and 2012, respectively	220,632	37,898
Additional paid-in capital	12,200,509	6,901,232
Accumulated other comprehensive income	267,750	345,078
Accumulated deficit	(13,003,024)	(12,866,436)

Total stockholders’ deficit	(314,133)	(5,582,228)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$32,244	$7,555

See accompanying notes to consolidated financial statements.

INNOCOM TECHNOLOGY HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Years ended December 31,
	2013	2012

Revenues, net	$-	$-

Cost of revenue	-	-

Gross profit	-	-

Operating expenses:
General and administrative	136,588	130,915
Total operating expenses	136,588	130,915

LOSS BEFORE INCOME TAX	(136,588)	(130,915)

Income tax expense	-	-

NET LOSS	$(136,588)	$(130,915)

Other comprehensive loss:
- Foreign currency translation loss	(77,328)	(26,830)

COMPREHENSIVE LOSS	$(213,916)	$(157,745)

Net loss per share – Basic and diluted	$(0.00)	$(0.00)

Weighted average common shares outstanding – Basic and diluted	84,457,768	37,898,251

See accompanying notes to consolidated financial statements.

INNOCOM TECHNOLOGY HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

(Currency expressed in United States Dollars (“US$”))

	Years ended December 31,
	2013	2012

Cash flows from operating activities:
Net loss	$(136,588)	$(130,915)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	-	214
Loss on disposal of plant and equipment	-	643
Change in operating assets and liabilities:
Prepayments and other receivables	(20,184)	15,984
Other payables and accrued liabilities	42,227	23,586
Net cash used in operating activities	(114,545)	(90,488)

Cash flows from financing activities:
Advances from a related party	119,046	90,336
Net cash provided by financing activities	119,046	90,336

Effect of exchange rate changes on cash and cash equivalents	1	6

Net change in cash and cash equivalents	4,502	(146)

CASH AND CASH EQUIVALENT, BEGINNING OF YEAR	3,579	3,725

CASH AND CASH EQUIVALENT, END OF YEAR	$8,081	$3,579

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

NON-CASH TRANSACTIONS:
Settlement of related party debts in lieu of shares issued	$5,482,011	$-

See accompanying notes to consolidated financial statements.

INNOCOM TECHNOLOGY HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Common stock		Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders’ deficit
	No. of shares	Amount

Balance as of January 1, 2012	37,898,251	$37,898	$6,901,232	$371,908	$(12,735,521)	$(5,424,483)

Net loss for the year	-	-	-	-	(130,915)	(130,915)

Foreign currency translation adjustment	-	-	-	(26,830)	-	(26,830)

Balance as of December 31, 2012	37,898,251	37,898	6,901,232	345,078	(12,866,436)	(5,582,228)

Shares issued to settle the related party debts and accrued payroll	182,733,590	182,734	5,299,277	-	-	5,482,011

Net loss for the year	-	-	-	-	(136,588)	(136,588)

Foreign currency translation adjustment	-	-	-	(77,328)	-	(77,328)
Balance as of December 31, 2013	220,631,841	$220,632	$12,200,509	$267,750	$(13,003,024)	$(314,133)

See accompanying notes to consolidated financial statements.

INNOCOM TECHNOLOGY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

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

From its inception, the Company has suffered from continuous losses with an accumulated deficit of $13,003,024 as of December 31, 2013 and experienced negative cash flows form operations. The continuation of the Company as a going concern through December 31, 2014 is dependent upon the continued financial support from its stockholders. Management believes the Company is currently pursuing additional financing for its operations. However, there is no assurance that the Company will be successful in securing sufficient funds to sustain the operations.

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

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

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

The Company did not have any unrecognized tax positions or benefits and there was no effect on the financial condition or results of operations for the years ended December 31, 2013 and 2012. The Company and its subsidiaries are subject to local and various foreign tax jurisdictions. The Company’s tax returns remain open subject to examination by major tax jurisdictions.

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

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

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

Translation of amounts from its reporting currencies into US$1 has been made at the following exchange rates for the respective year:

	2013	2012
Year-end HK$:US$1 exchange rate	7.7548	7.7519
Annual average HK$:US$1 exchange rate	7.7569	7.7575

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

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

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

In January 2013, the FASB issued Accounting Standards Update (“ASU”) 2013-01, “Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities.” The ASU clarifies that ordinary trade receivables and receivables are not in the scope of ASU 2012-11, “Disclosures about Offsetting Assets and Liabilities.” ASU 2012-11 applies only to derivatives, repurchase agreements and reverse purchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with specific criteria contained in the Codification or subject to a master netting arrangement or similar agreement. The ASU is effective for fiscal years beginning on or after January 1, 2013, and interim periods within those annual periods and requires retrospective application for all comparative periods presented. The Company adopted the ASU effective January 1, 2013. The adoption of this standard did not have any effect on the Company’s financial condition, results of operations and cash flows.

In February 2013, the FASB issued ASU 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income,” which adds new disclosure requirements for items reclassified out of accumulated other comprehensive income (“AOCI”.) The ASU is intended to help entities improve the transparency of changes in other comprehensive income (OCI) and items reclassified out of AOCI in their financial statements. It does not amend any existing requirements for reporting net income or OCI in the financial statements. New disclosure requirements are effective for fiscal periods beginning after December 15, 2012 and are applied prospectively. The Company adopted the ASU effective January 1, 2013. The adoption of this standard did not have any effect on the Company’s financial reporting because the only item that had historically affected AOCI and therefore included in cumulative AOCI was currency translation adjustments.

In March 2013, the FASB issued ASU 2013-05, “Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity.” ASU 2013-05 updates accounting guidance related to the application of consolidation guidance and foreign currency matters. This guidance resolves the diversity in practice about what guidance applies to the release of the cumulative translation adjustment into net income. This guidance is effective for interim and annual periods beginning after December 15, 2013. The Company does not expect the adoption of this pronouncement to have a material effect on its financial condition, results of operations and cash flows.

In July 2013, the FASB issued ASU 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” ASU 2013-11 is a new accounting standard on the financial statement presentation of unrecognized tax benefits. The new standard provides that a liability related to an unrecognized tax benefit would be presented as a reduction of a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward if such settlement is required or expected in the event the uncertain tax position is disallowed. The new standard becomes effective for the periods commencing January 1, 2014, and it should be applied prospectively to unrecognized tax benefits that exist at the effective date with retrospective application permitted. The Company is currently assessing the impacts of this new standard on its financial conditions, results of operating and cash flows.

4.

AMOUNT DUE TO A RELATED PARTY

As of December 31, 2013 and 2012, amount due to a related party represented temporary advances made by a director and a major shareholder of the Company, Mr. William Hui, which was unsecured, interest-free with no fixed repayment term.

INNOCOM TECHNOLOGY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

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

Hong Kong

For the years ended December 31, 2013 and 2012, no provision for Hong Kong Profits Tax is provided for, since the Company’s income neither arises in, nor is derived from Hong Kong under its applicable tax law. The reconciliation of income tax rate to the effective income tax rate based on loss before income taxes from foreign operation for the years ended December 31, 2013 and 2012 are as follows:

	Years ended December 31,
	2013	2012

Loss before income taxes	$(136,588)	$(130,915)
Statutory income tax rate	16.5%	16.5%
Income tax impact at Hong Kong Profits Tax	(22,537)	(21,601)
Non-deductible items	22,537	21,601

Income tax expense	$-	$-

As of December 31, 2013, Hong Kong operation generated approximately $1,014,665 of net operating loss carryforwards for Hong Kong tax purpose at no expiration.

The PRC

For the years ended December 31, 2013 and 2012, the Company generated no operating result and accordingly, no provision for income tax has been recorded.

As of December 31, 2013, the PRC operation incurred $1,851,211 of net operating losses carryforward available for income tax purposes that may be used to offset future taxable income and will begin to expire in 5 years from the year of incurrence, if unutilized. The Company has provided for a full valuation allowance against the deferred tax assets on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

INNOCOM TECHNOLOGY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

(Currency expressed in United States Dollars (“US$”), except for number of shares)

The following table sets forth the significant components of the aggregate net deferred tax assets of the Company as of December 31, 2013 and 2012:

	As of December 31,
	2013	2012
Deferred tax assets:
Net operating loss carryforward from:
– United States of America	$2,172,373	$2,172,373
– Hong Kong	167,420	167,482
– The PRC	462,803	462,803
Total deferred tax assets	2,802,596	2,802,658
Less: valuation allowance	(2,802,596)	(2,802,658)
Net deferred tax assets	$-	$-

As of December 31, 2013, the Company incurred $9,072,655 the aggregate net operating loss carryforwards available to offset its taxable income for income tax purposes. The Company has provided for a full valuation allowance against the deferred tax assets of $2,802,596 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future. For the year ended December 31, 2013, the valuation allowance decreased by $62, primarily relating to net operating loss carryforwards.

6.   STOCKHOLDERS’ EQUITY

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

Concurrently, Company approved to issue 8,135,430 shares of its common stock to Eddie Cheung, chief financial officer, in lieu of unpaid executive compensation amounting to $244,066.

These aggregate shares were valued at $0.03 per share. The last quoted share trading price, which management believes represents the current market value of the Company's common stock, was $0.02 per share.

As of December 31, 2013, the Company had a total of 220,631,841 shares of its common stock issued and outstanding.

7.

COMMITMENTS AND CONTINGENCIES

For the years ended December 31, 2013 and 2012, the Company utilized office space of a director and stockholder at no charge. Such costs are immaterial to the financial statements and accordingly are not reflected herein.

8.

SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after December 31, 2013 up through the date the Company issued the audited consolidated financial statements. During the period, the Company did not have any material recognizable subsequent events.

_______________________________________________________________________________________

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None

ITEM 9A. CONTROLS AND PROCEDURES

(a)

Evaluation of Disclosure Controls and Procedures

Our chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2013. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2013, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. In making this assessment, the company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on this assessment, our management concluded that, as of December 31, 2013, our internal control over financial reporting was effective.

(c)    Changes in Internal Controls

No change in our internal control over financial reporting occurred during the fiscal year ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None

PART III.

Item 10. Directors, Executive Officers and Corporate Governance.

DIRECTORS AND EXECUTIVE OFFICERS

Our directors and officers, as of December 31, 2013, are set forth below. The directors hold office for their respective term and until their successors are duly elected and qualified. Vacancies in the existing Board are filled by a majority vote of the remaining directors. The officers serve at the will of the Board of Directors.

Name	Age	Position	Since

Hui Yan Sui, William	48	Chairman and Chief Executive Officer	2006

Tang Chin Pang, Eric	52	Executive Director	2006

Tan Ah Mee	67	Non-executive Director	2006

Lau Yiu Nam, Eric	54	Non-executive Director	2006

Qian Jian Yu, Mike	50	Non-executive Director	2007

Cheung Wai Hung, Eddie	59	Chief Financial Officer	2007

Hui Yan Sui, William, age 48, has approximately 20 years experience in industrial management.  In 1986, Mr. Hui established Yat Lung Industrial Limited (Yat Lung), a company that manufactures cassette and video tapes.  Mr. Hui is currently a director of Yat Lung.  In 2002, Yat Lung became a wholly owned subsidiary of Swing Media Technology Group Limited (Swing Media), an investment holding company that manufactures and trades cassette tapes, video tapes, VCD's, CDR's and DVDR's through its subsidiaries.  From January 2002 until May 2003, Mr. Hui served as Chairman and Chief Executive Officer of Swing Media.  Mr. Hui resigned as CEO of Swing Media in May 2003 and retains his position as Chairman.  Swing Media is a company listed on the Singapore Stock Exchange Dealings and Automated Quotation System (the “SGX-SESDAQ”).  In 2003, Mr. Hui established Chinarise Capital (International) Limited (Chinarise), a company that trades mobile phone handsets and components in Hong Kong.  He is currently the director of Chinarise.  Based on Mr. Hui’s management experience and expertise in manufacturing, we believe that Mr. Hui is well qualified to serve as our Chairman and Chief Executive Officer.

Tang Chin Pang, Eric, age 52, has been our director since October 2005. Before joining us in October 2005, Mr. Tang is the corporate consultant for three years. From 1984 to 2001, Mr. Tang worked at Deloitte Touche Tohmatsu for seventeen years, including his last position as an audit senior manager. Mr. Tang graduated from Hong Kong Shue Yan University in 1984. He is a fellow of the Association of Chartered Certified Accountants and an associate member of the Hong Kong Institute of Certified Public Accountants. Based on Mr. Tang’s experience in finance and compliance issues, we believe that Mr. Tang is well qualified to serve on our Board.

Dr. Tan Ah Mee, age 67, holds Doctor of Philosphy from International Management Centre, Buckingham, United Kingdom. Dr. Tan is Ex-Rotarian (Chartered) of Rotary Club of Tebrau, Jogn Baru and Elected Council Member of the Singapore Confederation of Industries (1998 – 2000), He is director of Heng Da Investments Pte. Limited, Ingmedia Pte. Limited and Yorkshire Capital Pte. Limited

Lau Yiu Nam, Eric, age 54, was admitted as a barrister in England and Australia. Mr. Lau returned to Hong Kong in 1983 and was employed in the Attorney General's Chambers as Crown Counsel before he went into private practice in 1996. Currently, Mr. Lau is the Head of his Chambers in Hong Kong which comprised of over 15 barristers practicing in commercial and civil litigation. He is independent non-executive director of Swing Media.

Qian Jian Yu, Mike, age 50, is the General Manager and founder of Shanghai Boda Electronics Co., Ltd. (“Boda”).  Prior to the establishment of Boda in September 2001, Mr. Qian worked for Arrow Electronics China Limited from 1998 to 2001. From 1986 to 1998, Mr. Qian worked for the Shanghai Space Bureau. Mr. Qian graduated from Nanjing University in 1986.

Cheung Wai Hung, Eddie, age 59, has been a branch manager of Shanghai Commercial Bank Limited for the past 12 years up to May 14, 2007. Mr. Cheung possesses a Bachelor degree of Commerce from Curtin University of Technology, Perth W. Australia, in 1998.

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

COMPLIANCE WITH SECTION 16 OF THE SECURITIES EXCHANGE ACT OF 1934

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers and beneficial holders of more than 10% of our common stock to file with the Commission initial reports of ownership and reports of changes in ownership of our equity securities. As of the date of this Report, the Company is in the process of reviewing all transactions that may cause initial reports of ownership or changes in ownership to be filed on Form 3 (Initial Statement of Beneficial Ownership), Form 4 (Changes in Beneficial Ownership) and Form 5 (Annual Statement of Changes in Beneficial Ownership) which is required to be filed under applicable rules of the Commission.  During fiscal year ended, William Sui Yan Hui and Eddie Cheung each failed to file a Form 4 relating to their acquisition of common stock as described in the Current Report Form 8-K filed on October 3, 2013.

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

Base Salary

The yearly base salary of Mr. Cheung Wai Hung, Eddie for 2013 was $54,146 (2012: $54,191).  Mr. Hui Yan Sui, William and Mr. Tang Chin Pang, Eric received no salary in 2013 and 2012.

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

SUMMARY COMPENSATION TABLE

The following table sets forth the cash and non-cash compensation for the years indicated earned by or awarded to Hui Yan Sui, William, our Chief Executive Officer, Tang Chin Pang, Eric, our Chief Financial Officer, and our other executive officers and employees whose total cash compensation exceeded $100,000, or the Named Executive Officers and employees, in fiscal year 2013.

Summary Compensation Table

							Nonqualified
Name						Non-Equity	Deferred	All
And				Stock	Option	Incentive Plan	Compensation	Other
Principal		Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total
Position	Year	($)	($)	($)	($)	($)	($)	($)	($)

Hui Yan Sui, William Chief Executive Officer; Director	2013	-	-	-	-	-	-	-	-
	2012	-	-	-	-	-	-	-	-

Tang Chin Pang, Eric Executive Director	2013	-	-	-	-	-	-	-	-

	2012	-	-	-	-	-	-	-	-

Cheung Wai Hung, Eddie Chief Financial Officer	2013	54,146	-	-	-	-	-	-	54,146

	2012	54,191	-	-	-	-	-	-	54,191

Employment Agreements

No directors or officers have employment agreements with the Company or its subsidiary companies.

Compensation of Directors

There is no compensation awarded to or paid to the directors during 2013.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Beneficial ownership is shown as of March 31, 2014, for shares held by (i) each person or entity known to us to be the beneficial owner of more than 5% of our issued and outstanding shares of common stock based solely upon a review of filings made with the Commission and our knowledge of the issuances by us, (ii) each of our directors, (iii) our Chief Executive Officer and our three other most highly compensated officers whose compensation exceeded $100,000 during the fiscal year ended December 31, 2013, or the Named Executive Officers, and (iv) all of our current directors and executive officers as a group. Unless otherwise indicated, the persons listed below have sole voting and investment power with respect to the shares and may be reached at 26th Floor, Top Glory Tower, 262 Gloucester Road, Causeway Bay, Hong Kong, PRC.

Security Ownership - Certain Beneficial Owners

There are no Beneficial Owners outside of management that own more than 5% of the issued and outstanding shares of common stock.  Please see the table below for certain beneficial ownership by management.

Security Ownership – Management

Amount
		And			Percentage
		Nature of			of Class
		Beneficial			Beneficially
Beneficial Owner (including address)	Title of class	Ownership (1)		Total	Owned
Hui Yan Sui, William (2)	Common	197,705,590	D	197,705,590	89.61%
Cheung Wai Hung, Eddie (2)	Common	8,135,430		8,135,430	3.69%
Tang Chin Pang, Eric (2)	Common	-0-		-0-	-0-%
Dr. Tan Ah Mee (2)	Common	-0-		-0-	-0-%
Lau Yiu Nam, Eric (2)	Common	-0-		-0-	-0-%
Qian Jian Yu, Mike (2)	Common	-0-		-0-	-0-%
Total		205,841,020		205,841,020	93.3%

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

There is no equity or option granted during 2013.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

As of December 31, 2013, a balance of $100,312 due to a director and a major shareholder of the Company, Mr. Hui Yan Sui, William represented temporary advance to the Company which was unsecured, interest-free and has no fixed repayment term. The imputed interest on the amount due to a stockholder was not significant.

We utilize office facilities that is rented by Chinarise Capital (Hong Kong) Limited, a company owned and controlled by William Hui. No rental was paid for both 2013 and 2012.

Director Independence

The following members of our Board of Directors are independent, as “independent” is defined in the rules of the NASDAQ National Market System:  Dr. Tan Ah Mee, Lau Yiu Nam, Eric and Qian Jian Yu, Mike.

Item 14. Principal Accountant Fees and Services.

The following is a summary of the fees billed to us by HKCMCPA Company Limited (formerly ZYCPA Company Limited), the Company’s current auditors for professional services rendered for the years ended December 31, 2013 and December 31, 2012:

Service	2013		2012
Audit Fees	$15,728		$14,180

Audit Related Fees		-	-

Tax Fees		-	-

All Other Fees		-	-

TOTAL	$15,728		$14,180

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

14

Code of Ethical Conduct (filed April 16, 2012 in annual report on Form 10-K)

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

INNOCOM TECHNOLOGY HOLDINGS, INC.

/s/ William Yan Sui Hui
Dated: March 31, 2014	William Yan Sui Hui, Chief Executive Officer (Principal executive officer)

/s/ Cheung Wai Hung Eddie
Dated: March 31, 2014	Cheung Wai Hung, Eddie, Chief Financial Officer (Principal financial officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated by the dates.

    /s/ Yan Sui Hui William

                                               /s/ Tang Chin Pang Eric

William Yan Sui Hui, Director

Tang Chin Pang, Eric, Director

Dated: March 31, 2014

Dated: March 31, 2014