Form 10-Q
period 2014-03-31
INNOCOM TECHNOLOGY HOLDINGS, INC.
filed 2014-05-20
CIK 1076541

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

  X . QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF HE SECURITIES AND EXCHANGE ACT OF 1934

For the quarter ended March 31, 2014

-OR-

      . TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from __________ to __________

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

The number of shares outstanding of each of the Registrant’s classes of common stock, as of May 19, 2014 was 220,631,841 shares all of one class of $0.001 par value Common Stock.

INNOCOM TECHNOLOGY HOLDINGS, INC.

FORM 10-Q

Quarter Ended March 31, 2014

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

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

INNOCOM TECHNOLOGY HOLDINGS, INC.

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

INNOCOM TECHNOLOGY HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2014 AND DECEMBER 31, 2013

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	March 31, 2014	December 31, 2013
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$2,247	$8,081
Prepayments and other receivables	55,059	24,163

TOTAL ASSETS	$57,306	$32,244

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$89,277	$90,028
Amount due to a related party	119,299	100,312
Other payables and accrued liabilities	179,424	156,037

Total current liabilities	388,000	346,377

Commitments and contingencies

Stockholders’ deficit:
Common stock, $0.001 par value; 490,000,000 shares authorized; 220,631,841 shares issued and outstanding as of March 31, 2014 and December 31, 2013	220,632	220,632
Additional paid-in capital	12,200,509	12,200,509
Accumulated other comprehensive income	290,832	267,750
Accumulated deficit	(13,042,667)	(13,003,024)

Total stockholders’ deficit	(330,694)	(314,133)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$57,306	$32,244

See accompanying notes to condensed consolidated financial statements.

INNOCOM TECHNOLOGY HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Three months ended March 31,
	2014	2013

Revenues, net	$-	$-

Cost of revenue	-	-

Gross profit	-	-

Operating expenses:
General and administrative	39,643	38,628
Total operating expenses	39,643	38,628

LOSS BEFORE INCOME TAXES	(39,643)	(38,628)

Income tax expense	-	-

NET LOSS	$(39,643)	$(38,628)

Other comprehensive income (loss):
- Foreign currency translation gain (loss)	23,082	(9,124)

COMPREHENSIVE LOSS	$(16,561)	$(47,752)

Net loss per share – Basic and diluted	$(0.00)	$(0.00)

Weighted average common shares outstanding – Basic and diluted	220,631,841	37,898,251

See accompanying notes to condensed consolidated financial statements.

INNOCOM TECHNOLOGY HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

	Three months ended March 31,
	2014	2013

Cash flows from operating activities:
Net loss	$(39,643)	$(38,628)

Change in operating assets and liabilities:
Prepayments and other receivables	(30,903)	2,426
Other payables and accrued liabilities	23,863	12,416
Net cash used in operating activities	(46,683)	(23,786)

Cash flows from financing activities:
Advances from a related party	40,854	27,706
Net cash provided by financing activities	40,854	27,706

Effect of exchange rate changes on cash and cash equivalents	(5)	(9)

Net change in cash and cash equivalents	(5,834)	3,911

CASH AND CASH EQUIVALENT, BEGINNING OF PERIOD	8,081	3,579

CASH AND CASH EQUIVALENT, END OF PERIOD	$2,247	$7,490

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

See accompanying notes to condensed consolidated financial statements.

INNOCOM TECHNOLOGY HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2014

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Common stock		Additional paid-in capital	Accumulated other comprehensive income	Accumulated deficit	Total stockholders’ deficit
	No. of shares	Amount

Balance as of January 1, 2014	220,631,841	$220,632	$12,200,509	$267,750	$(13,003,024)	$(314,133)

Net loss for the period	-	-	-	-	(39,643)	(39,643)

Foreign currency translation adjustment	-	-	-	23,082	-	23,082
Balance as of March 31, 2014	220,631,841	$220,632	$12,200,509	$290,832	$(13,042,667)	$(330,694)

See accompanying notes to condensed consolidated financial statements.

INNOCOM TECHNOLOGY HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2014

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

NOTE – 1

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

In the opinion of management, the consolidated balance sheet as of December 31, 2013 which has been derived from audited financial statements and these unaudited condensed consolidated financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the period ended March 31, 2014 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2014 or for any future period.

These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the Management’s Discussion and the audited financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2013.

NOTE – 2

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

For the three months ended March 31, 2014, the Company has experienced a continuous loss of $39,643 with an accumulated deficit of $13,042,667 as of that date. The continuation of the Company as a going concern through March 31, 2015 is dependent upon the continued financial support from its stockholders. Management believes this funding will continue, and is also actively seeking new investors. Management believes the existing stockholders will provide the additional cash to meet the Company’s obligations as they become due, and will allow its planned principal business to commence and assembly the production lines of mobile handsets and components in the PRC.

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

INNOCOM TECHNOLOGY HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2014

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

NOTE – 4

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying condensed consolidated financial statements reflect the application of certain significant accounting policies as described in this note and elsewhere in the accompanying condensed consolidated financial statements and notes.

•

Shell company

The Company has ceased all of its business and is currently considered as a shell company.

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

The Company did not have any unrecognized tax positions or benefits and there was no effect on the financial condition or results of operations for the three months ended March 31, 2014. The Company and its subsidiaries are subject to local and various foreign tax jurisdictions. The Company’s tax returns remain open subject to examination by major tax jurisdictions.

•

Net loss per share

INNOCOM TECHNOLOGY HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2014

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

The reporting currency of the Company is United States Dollars ("US$"). The Company’s subsidiaries operating in Hong Kong and the PRC maintained their books and records in their local currency, Hong Kong Dollars ("HK$") and Renminbi Yuan ("RMB"), which are functional currencies as being the primary currency of the economic environment in which these entities operate.

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

Translation of amounts from RMB and HK$ into US$1 has been made at the following exchange rates for the respective period:

	March 31, 2014	March 31, 2013
Period-end RMB:US$1 exchange rate	6.1644	6.2816
Average period RMB:US$1 exchange rate	6.1199	6.2858
Period-end HK$:US$1 exchange rate	7.7584	7.7641
Average period HK$:US$1 exchange rate	7.7592	7.7561

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

FOR THE THREE MONTHS ENDED MARCH 31, 2014

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

The Company also follows the guidance of the ASC Topic 820-10, “Fair Value Measurements and Disclosures” ("ASC 820-10"), with respect to financial assets and liabilities that are measured at fair value. ASC 820-10 establishes a three-tier fair value hierarchy that prioritizes the inputs used in measuring fair value as follows:

•

Level 1: Observable inputs such as quoted prices in active markets;

•

Level 2: Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

•

Level 3: Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions

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

NOTE – 5

AMOUNT DUE TO A RELATED PARTY

As of March 31, 2014, the balance represented temporary advances made by a director and a major shareholder of the Company, Mr. William Hui, which was unsecured, interest-free with no fixed repayment term.

NOTE – 6

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

Hong Kong

For the three months ended March 31, 2014, no provision for Hong Kong Profits Tax is made for as the Company’s income neither arises in, nor is derived from Hong Kong under its applicable tax law.

The PRC

The Company’s subsidiaries in the PRC are subject to the unified income rate of 25% on the taxable income. For the three months ended March 31, 2014, the Company generated no operating result and accordingly, no provision for income tax has been recorded.

INNOCOM TECHNOLOGY HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2014

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

NOTE – 7

COMMITMENTS AND CONTINGENCIES

For the three months ended March 31, 2014 and 2013, the Company utilized office space of a director and stockholder at no charge. Such costs are immaterial to the financial statements and accordingly are not reflected herein.

NOTE – 8

SUBSEQUENT EVENTS

The Company evaluated subsequent events through the date the financial statements were issued and filed with this Form 10-Q. There were no subsequent events that required recognition or disclosure.

ITEM 2.

MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

The following review concerns three months ended March 31, 2014 and 2013, which should be read in conjunction with the financial statements and notes thereto presented in the Form 10-K.

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

Results of Operations for Three Months ended March 31, 2014 and March 31, 2013

During the three months ended March 31, 2014, we experienced a net loss of $39,643 compared to a net loss of $38,628 for three months ended March 31, 2013. The loss represents total general and administrative expenses for the period.

Revenue

We do not have trading business for both three months ended March 31, 2014 and March 31, 2013. As a result of discontinue of business and operation in the manufacture of mobile communication products and components in the PRC, the revenue recorded zero during both three months ended March 31, 2014 and March 31, 2013.

Administrative Expenses

Administrative expenses mainly included salaries and professional fee.

Below table sets out the components of non-cash items:

	Three Months ended March 31,
	2014	2013
Depreciation	$-	$-

The depreciation policy adopted in for the fiscal year 2014 was consistent with that adopted in 2013.

Other Income

No other income occurred for both three months ended March 31, 2014 and March 31, 2013.

Net Loss

Net loss for the three months ended March 31, 2014 was $39,643 compared to net loss of $38,628 for the three months ended March 31, 2013. Losses of both periods represent the total general and administrative expenses for the periods. The loss for the three months ended March 31, 2014 is more or less the same of the loss for the three months ended March 31, 2013. This is attributable to no change of component of administrative expenses.

Trends, Events, and Uncertainties

N/A

Liquidity and Capital Resources for Three Months Ended March 31, 2014 and 2013

Cash flows from operating activities

We experienced negative cash flows used in operations in the amount of $46,683 for three months ended March 31, 2014 as compared with negative cash flow used in the operations in the amount of $23,786 for three months ended March 31, 2013.

As the Company did not have any income during both periods, the cash flows used in operations representing general and administrative expenses paid. The increase of negative cash flows is due to the increase of prepaid expenses for the three months ended 2014.

Cash flows from investing activities

During three months ended March 31, 2014, we have no investing activities.

During three months ended March 31, 2013, we have no investing activities.

Cash flows from financing activities

We experienced positive cash flow advanced from a related party in the amount of $40,854 and $27,706 for the three months ended March 31, 2014 and 2013.

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

Employees

As of March 31, 2014, we had approximately 2 full-time employees employed in Hong Kong. From time to time we employ independent contractors to support our production, engineering, marketing, and sales departments.

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

Not applicable to Smaller Reporting Companies.

ITEM 4T.

CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.

Based on an evaluation under the supervision and with the participation of management, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as defined in Section 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act") were effective as of March 31, 2014 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2014, which were identified in connection with management's evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

INNOCOM TECHNOLOGY HOLDINGS, INC.

/s/ William Yan Sui Hui
Dated: May 19, 2014	William Yan Sui Hui, Chief Executive Officer (Principal executive officer)

/s/ Cheung Wai Hung, Eddie
Dated: May 19, 2014	Cheung Wai Hung, Eddie, Chief Financial Officer (Principal financial officer)