Form 10-Q/A
period 2014-03-31
INNOCOM TECHNOLOGY HOLDINGS, INC.
filed 2014-05-23
CIK 1076541

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

Explanatory Note

The purpose of this Amendment No. 1 to the Quarterly Report on Form 10-Q of Innocom Technology Holdings, Inc. for the quarterly period ended March 31, 2014, filed with the Securities and Exchange Commission on May 20, 2014 (the “Form 10-Q”), is solely to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

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

INNOCOM TECHNOLOGY HOLDINGS, INC.

/s/ William Yan Sui Hui
Dated: May 23, 2014	William Yan Sui Hui, Chief Executive Officer (Principal executive officer)

/s/ Cheung Wai Hung, Eddie
Dated: May 23, 2014	Cheung Wai Hung, Eddie, Chief Financial Officer (Principal financial officer)

4