Form 10-Q
period 2014-06-30
INNOCOM TECHNOLOGY HOLDINGS, INC.
filed 2014-08-14
CIK 1076541

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

  X .QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarter ended June 30, 2014

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

The number of shares outstanding of each of the Registrant’s classes of common stock, as of August 14, 2014 was 220,631,841 shares, all of one class of $0.001 par value Common Stock.

INNOCOM TECHNOLOGY HOLDINGS, INC.

FORM 10-Q

Quarter Ended June 30, 2014

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

PART I.—FINANCIAL INFORMATION

ITEM 1. Financial Statements

INNOCOM TECHNOLOGY HOLDINGS, INC.

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

INNOCOM TECHNOLOGY HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2014 AND DECEMBER 31, 2013

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	June 30, 2014	December 31, 2013
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$1,781	$8,081
Prepayments and other receivables	92,678	24,163

TOTAL ASSETS	$94,459	$32,244

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$89,373	$90,028
Amount due to a related party	181,048	100,312
Other payables and accrued liabilities	193,679	156,037

Total current liabilities	464,100	346,377

Commitments and contingencies

Stockholders’ deficit:
Common stock, $0.001 par value; 490,000,000 shares authorized; 220,631,841 shares issued and outstanding as of June 30, 2014 and December 31, 2013	220,632	220,632
Additional paid-in capital	12,200,509	12,200,509
Accumulated other comprehensive income	285,344	267,750
Accumulated deficit	(13,076,126)	(13,003,024)

Total stockholders’ deficit	(369,641)	(314,133)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$94,459	$32,244

See accompanying notes to condensed consolidated financial statements.

INNOCOM TECHNOLOGY HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2014 AND 2013

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013

Revenues, net:	$-	$-	$-	$-

Cost of revenue	-	-	-	-

Gross profit	-	-	-	-

Operating expenses:
General and administrative	33,459	33,154	73,102	71,782
Total operating expenses	33,459	33,154	73,102	71,782

LOSS BEFORE INCOME TAXES	(33,459)	(33,154)	(73,102)	(71,782)

Income tax expense	-	-	-	-

NET LOSS	$(33,459)	$(33,154)	$(73,102)	$(71,782)

Other comprehensive income:
- Foreign currency translation gain	(5,488)	(40,934)	17,594	(50,058)

COMPREHENSIVE LOSS	$(38,947)	$(74,088)	$(55,508)	$(121,840)

Net loss per share – Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average common shares outstanding – Basic and diluted	220,631,841	37,898,251	220,631,841	37,898,251

See accompanying notes to condensed consolidated financial statements.

INNOCOM TECHNOLOGY HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2014 AND 2013

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

	Six months ended June 30,
	2014	2013

Cash flows from operating activities:
Net loss	$(73,102)	$(71,782)

Change in operating assets and liabilities:
Prepayments and other receivables	(68,467)	2,425
Other payables and accrued liabilities	37,756	23,849
Net cash used in operating activities	(103,813)	(45,508)

Cash flows from financing activities:
Advances from a related party	97,513	44,614
Net cash provided by financing activities	97,513	44,614

Effect of exchange rate changes on cash and cash equivalents	-	(2)

Net change in cash and cash equivalents	(6,300)	(896)

CASH AND CASH EQUIVALENT, BEGINNING OF PERIOD	8,081	3,579

CASH AND CASH EQUIVALENT, END OF PERIOD	$1,781	$2,683

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

See accompanying notes to condensed consolidated financial statements.

INNOCOM TECHNOLOGY HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE SIX MONTHS ENDED JUNE 30, 2014

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Common stock		Additional paid-in capital	Accumulated other comprehensive income	Accumulated deficit	Total stockholders’ deficit
	No. of shares	Amount

Balance as of January 1, 2014	220,631,841	$220,632	$12,200,509	$267,750	$(13,003,024)	$(314,133)

Net loss for the period	-	-	-	-	(73,102)	(73,102)

Foreign currency translation adjustment	-	-	-	17,594		17,594
Balance as of June 30, 2014	220,631,841	$220,632	$12,200,509	$285,344	$(13,076,126)	$(369,641)

See accompanying notes to condensed consolidated financial statements.

INNOCOM TECHNOLOGY HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2014

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

In the opinion of management, the consolidated balance sheet as of December 31, 2013 which has been derived from audited financial statements and these unaudited condensed consolidated financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the period ended June 30, 2014 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2014 or for any future period.

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

For the six months ended June 30, 2014, the Company has experienced a continuous loss of $73,102 with an accumulated deficit of $13,076,126 as of that date. The continuation of the Company as a going concern through June 30, 2015 is dependent upon the continued financial support from its stockholders. Management believes this funding will continue, and is also actively seeking new investors. Management believes the existing stockholders will provide the additional cash to meet the Company’s obligations as they become due, and will allow its planned principal business to commence and assembly the production lines of mobile handsets and components in the PRC.

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

FOR THE SIX MONTHS ENDED JUNE 30, 2014

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

The Company did not have any unrecognized tax positions or benefits and there was no effect on the financial condition or results of operations for the three and six months ended June 30, 2014. The Company and its subsidiaries are subject to local and various foreign tax jurisdictions. The Company’s tax returns remain open subject to examination by major tax jurisdictions.

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

Translation of amounts from RMB and HK$ into US$1 has been made at the following exchange rates for the respective period:

	June 30, 2014	June 30, 2013
Period-end RMB:US$1 exchange rate	6.1577	6.1882
Average period RMB:US$1 exchange rate	6.14411	6.2479
Period-end HK$:US$1 exchange rate	7.7516	7.7572
Average period HK$:US$1 exchange rate	7.7562	7.7591

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

NOTE－5

AMOUNT DUE TO A RELATED PARTY

As of June 30, 2014, the balance represented temporary advances made by a director and a major shareholder of the Company, Mr. William Hui, which was unsecured, interest-free with no fixed repayment term.

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

Hong Kong

For the three and six months ended June 30, 2014, no provision for Hong Kong Profits Tax is made for as the Company’s income neither arises in, nor is derived from Hong Kong under its applicable tax law.

The PRC

The Company’s subsidiaries in the PRC are subject to the unified income rate of 25% on the taxable income. For the three and six months ended June 30, 2014, the Company generated no operating result and accordingly, no provision for income tax has been recorded.

NOTE－7

COMMITMENTS AND CONTINGENCIES

For the three and six months ended June 30, 2014 and 2013, the Company utilized office space of a director and stockholder at no charge. Such costs are immaterial to the financial statements and accordingly are not reflected herein.

NOTE－8

SUBSEQUENT EVENTS

The Company evaluated subsequent events through the date the financial statements were issued and filed with this Form 10-Q. There were no subsequent events that required recognition or disclosure.

ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

The following review concerns three months ended June 30, 2014 and June 30, 2013, and six months ended June 30, 2014 and June 30, 2013, which should be read in conjunction with the financial statements and notes thereto presented in the Form 10-K.

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

Results of Operations for Three and Six Months ended June 30, 2014 and June 30, 2013

Revenue

We do not have trading business for both three and six months ended June 30, 2014 and June 30, 2013. As a result of discontinue of business and operation in the manufacture of mobile communication products and components in the PRC, no revenue is recorded during both three and six months ended June 30, 2014 and June 30, 2013.

Cost of Sales

As a result of no trading business and discontinue of business and operation in the manufacture of mobile communication products and components in the PRC, no cost of sale is recorded during both three and six months ended June 30, 2014.

Administrative Expenses

Administrative expenses mainly included salaries and professional fee.

Below table sets out the components of non-cash items:

	Three Months ended June 30,		Six Months ended June 30,
	2014	2013	2014	2013
Depreciation	$-	$-	$-	$-

The depreciation policy adopted in for the fiscal year 2014 was consistent with that adopted in 2013.

Other Income

No other income occurred for both three and six months ended June 30, 2014 and June 30, 2013.

Net Loss

During the three months ended June 30, 2014, we experienced a net loss of $33,459 compared to a net loss of $33,154 for three months ended June 30, 2013. Net loss for the six months ended June 30, 2014 was $73,102 compared to net loss of $71,782 for the six months ended June 30, 2013.

Losses of both three and six months end June 30, 2014 represent the total general and administrative expenses for the periods. The loss for both three and six months end June 30, 2014 are more or less the same of the loss for both three months and six months ended June 30, 2013. This is attributable to no change of component of administrative expenses.

Trends, Events, and Uncertainties

N/A

Liquidity and Capital Resources for Six Months Ended June 30, 2014 and 2013

Cash flows from operating activities

We experienced negative cash flows used in operations in the amount of $103,813 for six months ended June 30, 2014 as compared with negative cash flow used in the operations in the amount of $45,508 for six months ended June 30, 2013.

As the Company did not have any income during both periods, the cash flows used in operations representing general and administrative expenses paid. The decrease of negative cash flows is due to the decrease of general and administrative experienced for the six months ended June 30, 2014.

Cash flows from investing activities

During six months ended June 30, 2014, we have no investing activities.

During six months ended June 30, 2013, we have no investing activities.

Cash flows from financing activities

During six months ended June 30, 2014, we experienced positive cash flow advance from a related party in the amount of $97,513.

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

Employees

As of June 30, 2014, we had approximately 2 full-time employees employed in Hong Kong. From time to time we employ independent contractors to support our production, engineering, marketing, and sales departments.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2014, which were identified in connection with management's evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

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

INNOCOM TECHNOLOGY HOLDINGS, INC.

/s/ William Yan Sui Hui
Dated: August 14, 2014	William Yan Sui Hui, Chief Executive Officer (Principal executive officer)

/s/ Cheung Wai Hung, Eddie
Dated: August 14, 2014	Cheung Wai Hung, Eddie, Chief Financial Officer (Principal financial officer)