Form 10-Q
period 2014-09-30
INNOCOM TECHNOLOGY HOLDINGS, INC.
filed 2014-11-13
CIK 1076541

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10–Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarter ended September 30, 2014

Commission File Number 0–50164

INNOCOM TECHNOLOGY HOLDINGS, INC.
(Exact Name of small business issuer as specified in Its charter)

NEVADA	87–0618756
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

26/F., Top Glory Tower, 262 Gloucester Road,
Causeway Bay, Hong Kong, PRC
(Address of principal executive offices) (Zip code)

(852) 3102 1602
Issuer’s telephone number, including area code

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

Yes  X . No      .

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S–T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes      . No  X .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non–accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b–2 of the Exchange Act.

Large accelerated filer	.	Accelerated filer	.
Non-accelerated filer	. (Do not check if a smaller reporting company)	Smaller reporting company	X .

Indicate by check mark whether the registrant is a shell company (as defined in Rue 12b–2of the Exchange Act).

Yes  X . No      .

The number of shares outstanding of each of the Registrant’s classes of common stock, as of November 11, 2014 was 220,631,841 shares, all of one class of $0.001 par value Common Stock.

INNOCOM TECHNOLOGY HOLDINGS, INC.

FORM 10–Q

Quarter Ended September 30, 2014

SPECIAL NOTE ON FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10–Q, including "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 2 of Part I of this report include forward–looking statements. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by forward–looking statements.

In some cases, you can identify forward–looking statements by terminology such as "may," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," "proposed," "intended," or "continue" or the negative of these terms or other comparable terminology. You should read statements that contain these words carefully, because they discuss our expectations about our future operating results or our future financial condition or state other "forward–looking" information. There may be events in the future that we are not able to accurately predict or control. Before you invest in our securities, you should be aware that the occurrence of any of the events described in this Quarterly Report could substantially harm our business, results of operations and financial condition, and that upon the occurrence of any of these events, the trading price of our securities could decline and you could lose all or part of your investment. Although we believe that the expectations reflected in the forward–looking statements are reasonable, we cannot guarantee future results, growth rates, levels of activity, performance or achievements. We are under no duty to update any of the forward–looking statements after the date of this Quarterly Report to conform these statements to actual results.

INNOCOM TECHNOLOGY HOLDINGS, INC.

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

INNOCOM TECHNOLOGY HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2014 AND DECEMBER 31, 2013

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	September 30, 2014	December 31, 2013
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$1,646	$8,081
Prepayments and other receivables	142,460	24,163

TOTAL ASSETS	$144,106	$32,244

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$89,400	$90,028
Amount due to a related party	241,468	100,312
Other payables and accrued liabilities	210,207	156,037

Total current liabilities	541,075	346,377

Commitments and contingencies

Stockholders’ deficit:
Common stock, $0.001 par value; 490,000,000 shares authorized; 220,631,841 shares issued and outstanding as of September 30, 2014 and December 31, 2013	220,632	220,632
Additional paid–in capital	12,200,509	12,200,509
Accumulated other comprehensive income	289,604	267,750
Accumulated deficit	(13,107,714)	(13,003,024)

Total stockholders’ deficit	(396,969)	(314,133)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$144,106	$32,244

See accompanying notes to condensed consolidated financial statements.

INNOCOM TECHNOLOGY HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF

OPERATIONS AND COMPREHENSIVE INCOME

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013

Revenues, net:	$–	$–	$–	$–

Cost of revenue	–	–	–	–

Gross profit	–	–	–	–

Operating expenses:
General and administrative	(31,588)	(39,792)	(104,690)	(111,574)

Total operating expenses	(31,588)	(39,792)	(104,690)	(111,574)

LOSS BEFORE INCOME TAXES	(31,588)	(39,792)	(104,690)	(111,574)

Income tax expense	–	–	–	–

NET LOSS	(31,588)	(39,792)	(104,690)	(111,574)

Other comprehensive income:
– Foreign currency translation gain (loss)	4,260	(20,774)	21,854	(70,832)

COMPREHENSIVE LOSS	$(27,328)	$(60,566)	$(82,836)	$(182,406)

Net loss per share – Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average common shares outstanding – Basic and diluted	220,631,841	39,884,486	220,631,841	38,567,605

See accompanying notes to condensed consolidated financial statements.

INNOCOM TECHNOLOGY HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

	Nine months ended September 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(104,690)	$(111,574)

Change in operating assets and liabilities:
Prepaid expenses and other receivables	(118,465)	(2,810)
Other payables and accrued liabilities	54,911	39,482

Net cash used in operating activities	(168,244)	(74,902)

Cash flows from financing activities:
Advances from a related party	161,809	76,650

Net cash provided by financing activities	161,809	76,650

Effect of exchange rate changes on cash and cash equivalents	–	(1)

Net change in cash and cash equivalents	(6,435)	1,747

CASH AND CASH EQUIVALENT, BEGINNING OF PERIOD	8,081	3,579

CASH AND CASH EQUIVALENT, END OF PERIOD	$1,646	$5,326

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$–	$–
Cash paid for interest	$–	$–

See accompanying notes to condensed consolidated financial statements.

INNOCOM TECHNOLOGY HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Common stock		Additional	Accumulated other comprehensive	Accumulated	Total stockholders’
	No. of shares	Amount	paid–in capital	income	deficit	deficit

Balance as of January 1, 2014	220,631,841	$220,632	$12,200,509	$267,750	$(13,003,024)	$(314,133)

Net loss for the period	–	–	–	–	(104,690)	(104,690)

Foreign currency translation adjustment	–	–	–	21,854	–	21,854

Balance as of September 30, 2014	220,631,841	$220,632	$12,200,509	$289,604	$(13,107,714)	$(396,969)

See accompanying notes to condensed consolidated financial statements.

INNOCOM TECHNOLOGY HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

NOTE 1—BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by management in accordance with both accounting principles generally accepted in the United States (“GAAP”), and the instructions to Form 10–Q and Rule 10–01 of Regulation S–X. Certain information and note disclosures normally included in audited financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.

In the opinion of management, the consolidated balance sheet as of December 31, 2013 which has been derived from audited financial statements and these unaudited condensed consolidated financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the period ended September 30, 2014 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2014 or for any future period.

These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the Management’s Discussion and the audited financial statements and notes thereto included in the Annual Report on Form 10–K for the year ended December 31, 2013.

NOTE 2—ORGANIZATION AND BUSINESS BACKGROUND

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

NOTE 3—GOING CONCERN UNCERTAINTIES

The accompanying condensed consolidated financial statements have been prepared using the going concern basis of accounting, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

For the nine months ended September 30, 2014, the Company has experienced a continuous loss of $104,690 with an accumulated deficit of $13,107,714 as of that date. The continuation of the Company as a going concern through September 30, 2015 is dependent upon the continued financial support from its stockholders. Management believes this funding will continue, and is also actively seeking new investors. Management believes the existing stockholders will provide the additional cash to meet the Company’s obligations as they become due, and will allow its planned principal business to commence and assembly the production lines of mobile handsets and components in the PRC.

These factors raise substantial doubt about the Company’s ability to continue as a going concern. These condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets and liabilities that may result in the Company not being able to continue as a going concern.

NOTE 4—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014

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

•

Basis of consolidation

The condensed consolidated financial statements include the financial statements of INCM and its subsidiaries. All significant inter–company balances and transactions within the Company have been eliminated upon consolidation.

•

Cash and cash equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments.

•

Comprehensive income or loss

ASC Topic 220, “Comprehensive Income” establishes standards for reporting and display of comprehensive income or loss, its components and accumulated balances. Comprehensive income or loss as defined includes all changes in equity during a period from non–owner sources. Accumulated comprehensive income or loss, as presented in the accompanying consolidated statement of stockholders’ deficit consists of changes in unrealized gains and losses on foreign currency translation. This comprehensive income or loss is not included in the computation of income tax expense or benefit.

•

Income taxes

The Company adopts ASC Topic 740 “Income Taxes”, regarding accounting for uncertainty in income taxes which prescribes the recognition threshold and measurement attributes for financial statement recognition and measurement of tax positions taken or expected to be taken on a tax return. In addition, the guidance requires the determination of whether the benefits of tax positions will be more likely than not sustained upon audit based upon the technical merits of the tax position. For tax positions that are determined to be more likely than not sustained upon audit, a company recognizes the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement in the financial statements. For tax positions that are not determined to be more likely than not sustained upon audit, a company does not recognize any portion of the benefit in the financial statements. The guidance provides for de–recognition, classification, penalties and interest, accounting in interim periods and disclosure.

The Company did not have any unrecognized tax positions or benefits and there was no effect on the financial condition or results of operations for the three and nine months ended September 30, 2014. The Company and its subsidiaries are subject to local and various foreign tax jurisdictions. The Company’s tax returns remain open subject to examination by major tax jurisdictions.

•

Net loss per share

The Company calculates net loss per share in accordance with ASC Topic 260, “Earnings per Share”. Basic loss per share is computed by dividing the net loss by the weighted–average number of common shares outstanding during the period. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common stock equivalents had been issued and if the additional common shares were dilutive.

INNOCOM TECHNOLOGY HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014

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

In general, assets and liabilities are translated into US$, in accordance with ASC Topic 830–30, “Translation of Financial Statement”, using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the period. The gains and losses resulting from translation of financial statements of foreign subsidiaries are recorded as a separate component of accumulated other comprehensive income within the statement of stockholders’ equity.

Translation of amounts from RMB and HK$ into US$1 has been made at the following exchange rates for the respective period:

	September 30, 2014	September 30, 2013
Period–end RMB:US$1 exchange rate	6.1560	6.1514
Average period RMB:US$1 exchange rate	6.1502	6.2215
Period–end HK$:US$1 exchange rate	7.7637	7.7548
Average period HK$:US$1 exchange rate	7.7545	7.7580

•

Related parties

Parties, which can be a corporation or individual, are considered to be related if the Company has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operating decisions. Companies are also considered to be related if they are subject to common control or common significant influence.

•

Fair value of financial instruments

The carrying value of the Company’s financial instruments: cash and cash equivalents, prepayments and other receivables, accounts payable, amount due to a related party, other payables and accrued liabilities approximate at their fair values because of the short–term nature of these financial instruments.

The Company also follows the guidance of the ASC Topic 820–10, “Fair Value Measurements and Disclosures” ("ASC 820–10"), with respect to financial assets and liabilities that are measured at fair value. ASC 820–10 establishes a three–tier fair value hierarchy that prioritizes the inputs used in measuring fair value as follows:

o

Level 1: Observable inputs such as quoted prices in active markets;

o

Level 2: Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

o

Level 3: Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions

INNOCOM TECHNOLOGY HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014

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

NOTE 5—AMOUNT DUE TO A RELATED PARTY

As of September 30, 2014, the balance represented temporary advances made by a director and a major shareholder of the Company, Mr. William Hui, which was unsecured, interest–free with no fixed repayment term.

NOTE 6—INCOME TAXES

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

Hong Kong

For the three and nine months ended September 30, 2014, no provision for Hong Kong Profits Tax is made for as the Company’s income neither arises in, nor is derived from Hong Kong under its applicable tax law.

The PRC

The Company’s subsidiaries in the PRC are subject to the unified income rate of 25% on the taxable income. For the three and nine months ended September 30, 2014, the Company generated no operating result and accordingly, no provision for income tax has been recorded.

NOTE 7—COMMITMENTS AND CONTINGENCIES

For the three and nine months ended September 30, 2014 and 2013, the Company utilized office space of a director and stockholder at no charge. Such costs are immaterial to the financial statements and accordingly are not reflected herein.

NOTE 8—SUBSEQUENT EVENTS

The Company evaluated subsequent events through the date the financial statements were issued and filed with this Form 10–Q. There were no subsequent events that required recognition or disclosure.

ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

The following review concerns three months ended September 30, 2014 and September 30, 2013, and nine months ended September 30, 2014 and September 30, 2013, which should be read in conjunction with the financial statements and notes thereto presented in the Form 10–K.

Forward Looking Statements

The information in this discussion contains forward–looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward–looking statements involve risks and uncertainties, including statements regarding our capital needs, business strategy and expectations. Any statements contained herein that are not statements of historical facts may be deemed to be forward–looking statements. In some cases, you can identify forward–looking statements by terminology such as "may", "will", "should", "expect", "plan", "intend", "anticipate", "believe", "estimate", "predict", "potential" or "continue", the negative of such terms or other comparable terminology. Actual events or results may differ materially. We disclaim any obligation to publicly update these statements, or disclose any difference between its actual results and those reflected in these statements. The information constitutes forward–looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.

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

Results of Operations for Three Months ended September 30, 2014 and September 30, 2013 and Nine Months ended September 30, 2014 and September 30, 2013

Revenue

As a result of discontinue of business and operation in the manufacture of mobile communication products and components in the PRC, no revenue is recorded during both three and nine months ended September 30, 2014.

Cost of Sales

As a result of discontinue of business and operation in the manufacture of mobile communication products and components in the PRC, no cost of sale is recorded during both three and nine months ended September 30, 2014.

Administrative Expenses

Administrative expenses mainly included office rental charges, salaries and professional fee.

Below table sets out the components of non–cash items:

	Three Months ended		Nine Months ended
	September 30,		September 30,
	2014	2013	2014	2013
Depreciation	$–	$–	$–	$–

The depreciation policy adopted in for the fiscal year 2014 was consistent with that adopted in 2013.

Other Income

No other income occurred for both three and nine months ended September 30, 2014 and September 30, 2013.

Net Loss

During the three months ended September 30, 2014, we experienced a net loss of $31,588 compared to a net loss of $39,792 for three months ended September 30, 2013. Net loss for the nine months ended September 30, 2014 was $104,690 compared to net loss of $111,574 for the nine months ended September 30, 2013.

Losses of both three and nine months end September 30, 2014 represent the total general and administrative expenses for the periods. The loss for both three and nine months end September 30, 2014 are more or less the same of the loss for both three months and nine months ended September 30, 2013. This is attributable to no change of component of administrative expenses.

Trends, Events, and Uncertainties

Liquidity and Capital Resources for Nine Months Ended September 30, 2014 and 2013

Cash flows from operating activities

We experienced negative cash flows used in operations in the amount of $168,244 for nine months ended September 30, 2014 as compared with negative cash flow used in the operations in the amount of $74,902 for nine months ended September 30, 2013. The reason for this reduction in negative cash flow was due to the decrease of general and administrative expenses for the nine months ended September 30, 2014.

As the Company did not have any income during both periods, the cash flows used in operations representing general and administrative expenses paid by William Hui, the Company’s Chief Executive Officer.

Cash flows from investing activities

During nine months ended September 30, 2014, we had no investing activities.

During nine months ended September 30, 2013, we had no investing activities

Cash flows from financing activities

During nine months ended September 30, 2014 we experienced positive cash flow advanced from a related party in the amount of $161,809.

During nine months ended September 30, 2013 we experienced positive cash flow advanced from a related party in the amount of $76,650.

The said advance is in nature of interest free current account under oral agreement without repayment period, repayment of which depends upon future profitable operations or may be made by capitalization issue of new shares.

Liquidity

On a long–term basis, our liquidity will be dependent on establishing profitable operations, receipt of revenues, additional infusions of capital and additional financing. If necessary, we may raise capital through an equity or debt offering. The funds raised from this offering will be used to develop and execute our business plan. However, there can be no assurance that we will be able to obtain additional equity or debt financing in the future, if at all. If we are unable to raise additional capital, our growth potential will be adversely affected. Additionally, we will have to significantly modify our plans.

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

Employees

As of September 30, 2014, we had approximately 2 full–time employees employed in Hong Kong.

Website Access to our SEC Reports

Our Internet website address is www.innocomtechnology.com. Through our Internet website, we will make available, free of charge, the following reports as soon as reasonably practicable after electronically filing them with, or furnishing them to, the SEC: our Annual Reports on Form 10–K; our Quarterly Reports on Form 10–Q; our Current Reports on Form 8–K; and amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Our Internet website and the information contained therein or connected thereto are not intended to be incorporated into this Quarterly Report on Form 10–K.

You may also obtain copies of our reports without charge by writing to:

Attn: Investor Relations

26/F., Top Glory Tower

262 Gloucester Road

Causeway Bay, Hong Kong, PRC

The public may also read and copy any materials filed with the SEC at the SEC's Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549, or through the SEC website at www.sec.gov. The Public Reference Room may be contact at (800) SEC–0330. You may also access our other reports via that link to the SEC website.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to Smaller Reporting Companies.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

Based on an evaluation under the supervision and with the participation of management, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as defined in Section 13a–15(e) and 15d–15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act") were effective as of September 30, 2013 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2014, which were identified in connection with management's evaluation required by paragraph (d) of rules 13a–15 and 15d–15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not involved in any material pending legal proceedings at this time, and management is not aware of any contemplated proceeding by any governmental authority.

ITEM 1A. RISK FACTORS

N/A

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

INDEX TO EXHIBITS

OF

INNOCOM TECHNOLOGY HOLDINGS, INC.

31.1

Rule 13a–14 (a)/15d–14 (a) Certification of Chief Executive Officer

31.2

Rule 13a–14 (a)/15d–14 (a) Certification of Chief Financial Officer

32.1

Section 1350 Certification of Chief Executive Officer

32.2

Section 1350 Certification of Chief Financial Officer

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INNOCOM TECHNOLOGY HOLDINGS, INC.

Dated: November 11, 2014

/s/ William Yan Sui Hui

William Yan Sui Hui, Chief Executive Officer (Principal executive officer)

Dated: November 11, 2014

/s/ Cheung Wai Hung

Cheung Wai Hung, Eddie, Chief Financial Officer (Principal financial officer)