Form 10-K
period 2014-12-31
INNOCOM TECHNOLOGY HOLDINGS, INC.
filed 2015-03-31
CIK 1076541

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________________________________

FORM 10-K

__________________________________________

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

__________________________________________

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

As of June 30, 2014, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $591,724.24 based on the closing sale price as reported on the Over-the-Counter Bulletin Board.

As of March 31, 2015, there were 220,634,126 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

Innocom Technology Holdings, Inc.

FORM 10-K

For the Year Ended December 31, 2014

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

Employees

As of December 31, 2014, we employed approximately 2 full-time employees. The Company does not have any collective bargaining agreements with its employees and we consider our employee relations to be good.

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

Other than abovementioned manufacturing facilities, the Company does not have any properties. Due to suspension of manufacturing operation, its carrying value is written down to nil value. As a result, there is no depreciation charge and incidental cost for both financial years ended December 31, 2014 and December 31, 2013.

Our principal executive office is located at 26th Floor, Top Glory Tower, 262 Gloucester Road, Causeway Bay, Hong Kong, PRC that is rented by Chinarise Capital (Hong Kong) Limited, a company owned and controlled by William Hui, our Chief Executive Officer and majority shareholder. We utilize these office facilities at no charge.

We have no rental payments for both years ended December 31, 2014 and December 31, 2013.

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

Item 4. Mine Safety Disclosures.

Not Applicable

PART II.

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the Over-the-Counter Bulletin Board under the symbol “INCM.OB”.  As of March 31, 2015, there were: (i) 250 shareholders of record, without giving effect to determining the number of shareholders who hold shares in "street name" or other nominee status; (ii) no outstanding options to purchase shares of our common stock; (iii) outstanding 220,634,126 shares of our common stock, and (iv) no shares subject to registration rights.

The following table sets forth, for the fiscal quarters indicated, the high and low closing prices as reported by the Over-the-Counter Bulletin Board. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

Sales Price

	High	Low
Fiscal 2014
First Quarter	$0.02	$0.02
Second Quarter	$0.04	$0.02
Third Quarter	$0.04	$0.02
Fourth Quarter	$0.02	$0.02

Fiscal 2013
First Quarter	$0.03	$0.02
Second Quarter	$0.03	$0.02
Third Quarter	$0.03	$0.02
Fourth Quarter	$0.04	$0.02

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

Recent Sales of Unregistered Securities

During the year of 2014, we did not issue any securities that were not registered under the Securities Act of 1933, as amended (the “Securities Act”).

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

Results of Operations for the Years Ended December 31, 2014 and December 31, 2013

During the year ended December 31, 2014, we experienced a net loss of $141,519 representing aggregated amount of general and administrative expenses for the year. The slightly rise of loss as compared with 2013 is due to increase of accounting fee and utilities expenses during the year.

During the year ended December 31, 2013, we experienced a net loss of $136,588 representing aggregated amount of general and administrative expenses for the year. The slightly rise of loss as compared with 2012 is due to increase of accounting fee and utilities expenses during the year.

Revenue

We do not have trading business for 2014 and 2013. As a result of discontinue of business and operation in the manufacture of mobile communication products and components in the PRC, no revenue was recorded during the year ended December 31, 2014 and year ended December 31, 2013.

Administrative Expenses

Administrative expenses for 2014 and 2013 mainly include office utilities charges, salaries and professional fee.

The slightly rise of administrative expenses as compared with 2013 was primarily attributable to increase of accounting fee and utilities expenses.

The slightly rise of administrative expenses as compared with 2012 is due to increase of accounting fee and utilities expenses during the year.

Net Loss

Net loss for 2014 of $141,519 represents aggregated amount of general and administrative expenses for the year. The slightly rise of loss as compared with 2013 is due to increase of accounting fee and utilities expenses during the year.

Net loss for 2013 of $136,588 represents aggregated amount of general and administrative expenses for the year. The slightly rise of loss as compared with 2012 is due to increase of accounting fee and utilities expenses during the year.

Trends, Events, and Uncertainties

N/A

Liquidity and Capital Resources for the Twelve Month Period Ended December 31, 2014 and 2013

Cash flows used in operating activities

We experienced negative cash flows used in operations in the amount of $63,735 for the year ended December 31, 2014.

We experienced negative cash flows used in operations in the amount of $114,545 for the year ended December 31, 2013.

As the Company did not have any income during 2014 and 2013, the cash flows used in operations representing general and administrative expenses paid. The increase of negative cash flows is due to the increase of general and administrative experienced in 2014.

Cash flows from investing activities

During 2014, there were no investing activities.

During 2013, there were no investing activities.

Cash flows from financing activities

During 2014, we obtained a $58,146 interest free advance from a related party.

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

Item 8. Financial Statements and Supplementary Data

INNOCOM TECHNOLOGY HOLDINGS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

Innocom Technology Holdings, Inc.

We have audited the accompanying consolidated balance sheets of Innocom Technology Holdings, Inc. and its subsidiaries (“the Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations and comprehensive loss, cash flows and stockholders’ deficit for the years ended December 31, 2014 and 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2014 and 2013, and the results of operations and cash flows for the years ended December 31, 2014 and 2013 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ HKCMCPA Company Limited

HKCMCPA Company Limited

Certified Public Accountants

Hong Kong, China

March 31, 2015

INNOCOM TECHNOLOGY HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2014 AND 2013

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	As of December 31,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$2,492	$8,081
Deposit and other receivables	1,547	24,163

TOTAL ASSETS	$4,039	$32,244

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$89,402	$90,028
Amount due to a related party	200,682	100,312
Other payables and accrued liabilities	150,473	156,037

Total current liabilities	440,557	346,377

Commitments and contingencies

Stockholders’ deficit:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; zero share issued and outstanding as of December 31, 2014 and 2013	-	-
Common stock, $0.001 par value; 490,000,000 shares authorized; 220,631,841 shares issued and outstanding as of December 31, 2014 and 2013	220,632	220,632
Additional paid-in capital	12,200,509	12,200,509
Accumulated other comprehensive income	286,884	267,750
Accumulated deficit	(13,144,543)	(13,003,024)

Total stockholders’ deficit	(436,518)	(314,133)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$4,039	$32,244

See accompanying notes to consolidated financial statements.

INNOCOM TECHNOLOGY HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Years ended December 31,
	2014	2013

Revenues, net:	$-	$-

Cost of revenue	-	-

Gross profit	-	-

Operating expenses:
General and administrative	(141,519)	(136,588)
Total operating expenses	(141,519)	(136,588)

LOSS BEFORE INCOME TAXES	(141,519)	(136,588)

Income tax expense	-	-

NET LOSS	(141,519)	(136,588)

Other comprehensive income:
- Foreign currency translation gain (loss)	19,134	(77,328)

COMPREHENSIVE LOSS	(122,385)	(213,916)

Net loss per share – Basic and diluted	(0.00)	(0.00)

Weighted average common shares outstanding – Basic and diluted	220,631,841	84,457,768

See accompanying notes to consolidated financial statements.

INNOCOM TECHNOLOGY HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

(Currency expressed in United States Dollars (“US$”))

	Years ended December 31,
	2014	2013

Cash flows from operating activities:
Net loss	$(141,519)	$(136,588)

Change in operating assets and liabilities:
Prepaid expenses and other receivables	(22,617)	(20,184)
Other payables and accrued liabilities	55,167	42,227
Net cash used in operating activities	(63,735)	(114,545)

Cash flows from financing activities:
Advances from a related party	58,146	119,046
Net cash provided by financing activities	58,146	119,046

Effect of exchange rate changes on cash and cash equivalents	-	1

Net change in cash and cash equivalents	(5,589)	4,502

CASH AND CASH EQUIVALENT, BEGINNING OF YEAR	8,081	3,579

CASH AND CASH EQUIVALENT, END OF YEAR	$2,492	$8,081

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

NON-CASH TRANSACTIONS:
Settlement of related party debts in lieu of shares issued	$-	$5,482,011

See accompanying notes to consolidated financial statements.

INNOCOM TECHNOLOGY HOLDINGS, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Common stock		Additional paid-in capital	Accumulated other comprehensive income	Accumulated deficit	Total stockholders’ deficit
	No. of shares	Amount

Balance as of January 1, 2013	37,898,251	$37,898	$6,901,232	$345,078	$(12,866,436)	$(5,582,228)

Shares issued for settlement of debts	182,733,590	182,734	5,299,277	-	-	5,482,011

Net loss for the year	-	-	-	-	(136,588)	(136,588)

Foreign currency translation adjustment	-	-	-	(77,328)	-	(77,328)
Balance as of December 31, 2013	220,631,841	$220,632	$12,200,509	$267,750	$(13,003,024)	$(314,133)

Balance as of January 1, 2014	220,631,841	$220,632	$12,200,509	$267,750	$(13,003,024)	$(314,133)

Net loss for the year	-	-	-	-	(141,519)	(141,519)

Foreign currency translation adjustment	-	-	-	19,134	-	19,134
Balance as of December 31, 2014	220,631,841	$220,632	$12,200,509	$286,884	$(13,144,543)	$(436,518)

See accompanying notes to consolidated financial statements.

INNOCOM TECHNOLOGY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

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

From its inception, the Company has suffered from continuous losses with an accumulated deficit of $13,144,543 as of December 31, 2014 and experienced negative cash flows from operations. The continuation of the Company as a going concern through December 31, 2015 is dependent upon the continued financial support from its stockholders. Management believes the Company is currently pursuing additional financing for its operations. However, there is no assurance that the Company will be successful in securing sufficient funds to sustain the operations.

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

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

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

The Company did not have any unrecognized tax positions or benefits and there was no effect on the financial condition or results of operations for the years ended December 31, 2014 and 2013. The Company and its subsidiaries are subject to local and various foreign tax jurisdictions. The Company’s tax returns remain open subject to examination by major tax jurisdictions.

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

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

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

Translation of amounts from its reporting currencies into US$ has been made at the following exchange rates for the respective year:

	2014	2013
Year-end HK$:US$1 exchange rate	7.7574	7.7548
Annual average HK$:US$1 exchange rate	7.7548	7.7569

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

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

(Currency expressed in United States Dollars (“US$”), except for number of shares)

●

Recent accounting pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and do not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations, as follows:

In November 2014, Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2014-16, Derivatives and Hedging (Topic 815), Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share is More Akin to Debt or Equity, a consensus of the FASB Emerging Issues Task Force. The standard eliminates diversity in the practice of determining whether the nature of a host contract with a hybrid financial instrument issued in the form of a share is more akin to debt or equity and applies to all reporting entities that are issuers of hybrid financial instruments issued in the form of a share. This standard provides that the determination would be based on a consideration of all economic characteristics and the risk of the entire hybrid financial instrument, including the embedded derivative function. Upon adoption, each issued hybrid share instrument must be evaluated to determine whether it contains embedded features that require bifurcation or no longer require bifurcation under the new standard. Retrospective application and early adoption would both be permitted. The standard is effective for public business entities for fiscal years, and interim periods within those years, beginning after 15 December 2015. The Company is currently evaluating the impact this standard will have on the consolidated financial position or results of operations.

In August 2014, FASB issued Accounting Standard Update 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which provides guidance on determining when and how to disclose going-concern uncertainties in the financial statements. The standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued. An entity must provide certain disclosures if conditions or events raise substantial doubt about the entity’s ability to continue as a going concern. This standard applies to all entities and is effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted. The Company is currently evaluating the impact this standard will have on the consolidated financial position or results of operations.

In May 2014, FASB issued Accounting Standard Update 2014-09, Revenue from Contracts with Customers (Topic 606) that will supersede most revenue recognition standards. Under the new standard, an entity will recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the payment to which the entity expects to be entitled in exchange for those goods or services. An entity would recognize revenue through a five-step process: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when (or as) the entity satisfies a performance obligation. This standard also requires enhanced disclosures and provides more comprehensive guidance for transactions such as service revenue and contract modifications. Guidance for multiple-element arrangements also has been enhanced. The standard will take effect for public entities for annual reporting periods beginning after December 15, 2016, including interim reporting periods. Early application is not permitted. The Company is currently evaluating the impact this standard will have on the consolidated financial position or results of operations.

In July 2013, FASB issued guidance on presentation of an unrecognized tax benefit in financial statements when a net operating loss (NOL) carryforward, a similar tax loss, or a tax credit carryforward exists. This guidance requires an entity to present an unrecognized tax benefit as a reduction of a deferred tax asset for an NOL carryforward, or similar tax loss or tax credit carryforward, rather than as a liability when (1) the uncertain tax position would reduce the NOL or other carryforward under the tax law of the applicable jurisdiction and (2) the entity intends to use the deferred tax asset for that purpose. The guidance does not require new recurring disclosures. The guidance is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013 for public entities. Early adoption and retrospective application are permitted. The Company adopted this standard on January 1, 2014. The adoption of this standard had no impact on the presentation of the Company’s unrecognized tax benefits or on the consolidated financial position or results of operations.

INNOCOM TECHNOLOGY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

(Currency expressed in United States Dollars (“US$”), except for number of shares)

4.

AMOUNT DUE TO A RELATED PARTY

As of December 31, 2014 and 2013, amount due to a related party represented temporary advances made by a director and a major shareholder of the Company, Mr. William Hui, which was unsecured, interest-free with no fixed repayment term.

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

Hong Kong

For the years ended December 31, 2014 and 2013, no provision for Hong Kong Profits Tax is provided for, since the Company’s income neither arises in, nor is derived from Hong Kong under its applicable tax law. The reconciliation of income tax rate to the effective income tax rate based on loss before income taxes from foreign operation for the years ended December 31, 2014 and 2013 are as follows:

	Years ended December 31,
	2014	2013

Loss before income taxes	$(141,519)	$(136,588)
Statutory income tax rate	16.5%	16.5%
Income tax impact at Hong Kong Profits Tax	(23,351)	(22,537)
Non-deductible items	23,351	22,537

Income tax expense	$-	$-

As of December 31, 2014, Hong Kong operation generated approximately $1,156,184 of net operating loss carryforwards for Hong Kong tax purpose at no expiration.

The PRC

For the years ended December 31, 2014 and 2013, the Company generated no operating result and accordingly, no provision for income tax has been recorded.

As of December 31, 2014, the PRC operation incurred $1,851,211 of net operating losses carryforward available for income tax purposes that may be used to offset future taxable income and will begin to expire in 5 years from the year of incurrence, if unutilized. The Company has provided for a full valuation allowance against the deferred tax assets on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

INNOCOM TECHNOLOGY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

(Currency expressed in United States Dollars (“US$”), except for number of shares)

The following table sets forth the significant components of the aggregate net deferred tax assets of the Company as of December 31, 2014 and 2013:

	As of December 31,
	2014	2013
Deferred tax assets:
Net operating loss carryforward from:
– United States of America	$2,172,373	$2,172,373
– Hong Kong	190,770	167,420
– The PRC	462,803	462,803
Total deferred tax assets	2,825,946	2,802,596
Less: valuation allowance	(2,825,946)	(2,802,596)
Net deferred tax assets	$-	$-

As of December 31, 2014, the Company incurred $9,214,174 the aggregate net operating loss carryforwards available to offset its taxable income for income tax purposes. The Company has provided for a full valuation allowance against the deferred tax assets of $2,825,946 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future. For the year ended December 31, 2014, the valuation allowance increased by $23,350, primarily relating to net operating loss carryforwards.

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

As of December 31, 2014 and 2013, the Company had a total of 220,631,841 shares of its common stock issued and outstanding.

7.

COMMITMENTS AND CONTINGENCIES

For the years ended December 31, 2014 and 2013, the Company utilized office space of a director and stockholder at no charge. Such costs are immaterial to the financial statements and accordingly are not reflected herein.

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

______________________________

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None

ITEM 9A. CONTROLS AND PROCEDURES

(a)

Evaluation of Disclosure Controls and Procedures

Our chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2014, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making this assessment, the company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on this assessment, our management concluded that, as of December 31, 2014, our internal control over financial reporting was effective.

(c)    Changes in Internal Controls

No change in our internal control over financial reporting occurred during the fiscal year ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None

PART III.

Item 10. Directors, Executive Officers and Corporate Governance.

DIRECTORS AND EXECUTIVE OFFICERS

Our directors and officers, as of December 31, 2014, are set forth below. The directors hold office for their respective term and until their successors are duly elected and qualified. Vacancies in the existing Board are filled by a majority vote of the remaining directors. The officers serve at the will of the Board of Directors.

Name	Age	Position	Since

Hui Yan Sui, William	49	Chairman and Chief Executive Officer	2006

Tang Chin Pang, Eric	53	Executive Director	2006

Tan Ah Mee	68	Non-executive Director	2006

Lau Yiu Nam, Eric	55	Non-executive Director	2006

Qian Jian Yu, Mike	51	Non-executive Director	2007

Cheung Wai Hung, Eddie	60	Chief Financial Officer	2007

Hui Yan Sui, William, age 49, has approximately 20 years experience in industrial management.  In 1986, Mr. Hui established Yat Lung Industrial Limited (Yat Lung), a company that manufactures cassette and video tapes.  Mr. Hui is currently a director of Yat Lung.  In 2002, Yat Lung became a wholly owned subsidiary of Swing Media Technology Group Limited (Swing Media), an investment holding company that manufactures and trades cassette tapes, video tapes, VCD's, CDR's and DVDR's through its subsidiaries.  From January 2002 until May 2003, Mr. Hui served as Chairman and Chief Executive Officer of Swing Media.  Mr. Hui resigned as CEO of Swing Media in May 2003 and retains his position as Chairman.  Swing Media is a company listed on the Singapore Stock Exchange Dealings and Automated Quotation System (the “SGX-SESDAQ”).  In 2003, Mr. Hui established Chinarise Capital (International) Limited (Chinarise), a company that trades mobile phone handsets and components in Hong Kong.  He is currently the director of Chinarise.  Based on Mr. Hui’s management experience and expertise in manufacturing, we believe that Mr. Hui is well qualified to serve as our Chairman and Chief Executive Officer.

Tang Chin Pang, Eric, age 53, has been our director since October 2005. Before joining us in October 2005, Mr. Tang is the corporate consultant for three years. From 1984 to 2001, Mr. Tang worked at Deloitte Touche Tohmatsu for seventeen years, including his last position as an audit senior manager. Mr. Tang graduated from Hong Kong Shue Yan University in 1984. He is a fellow of the Association of Chartered Certified Accountants and an associate member of the Hong Kong Institute of Certified Public Accountants. Based on Mr. Tang’s experience in finance and compliance issues, we believe that Mr. Tang is well qualified to serve on our Board.

Dr. Tan Ah Mee, age 68, holds Doctor of Philosphy from International Management Centre, Buckingham, United Kingdom. Dr. Tan is Ex-Rotarian (Chartered) of Rotary Club of Tebrau, Jogn Baru and Elected Council Member of the Singapore Confederation of Industries (1998 – 2000), He is director of Heng Da Investments Pte. Limited, Ingmedia Pte. Limited and Yorkshire Capital Pte. Limited

Lau Yiu Nam, Eric, age 55, was admitted as a barrister in England and Australia. Mr. Lau returned to Hong Kong in 1983 and was employed in the Attorney General's Chambers as Crown Counsel before he went into private practice in 1996. Currently, Mr. Lau is the Head of his Chambers in Hong Kong which comprised of over 15 barristers practicing in commercial and civil litigation. He is independent non-executive director of Swing Media.

Qian Jian Yu, Mike, age 51, is the General Manager and founder of Shanghai Boda Electronics Co., Ltd. (“Boda”).  Prior to the establishment of Boda in September 2001, Mr. Qian worked for Arrow Electronics China Limited from 1998 to 2001. From 1986 to 1998, Mr. Qian worked for the Shanghai Space Bureau. Mr. Qian graduated from Nanjing University in 1986.

Cheung Wai Hung, Eddie, age 60, has been a branch manager of Shanghai Commercial Bank Limited for the past 12 years up to May 14, 2007. Mr. Cheung possesses a Bachelor degree of Commerce from Curtin University of Technology, Perth W. Australia, in 1998.

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

Base Salary

The yearly base salary of Mr. Cheung Wai Hung, Eddie for 2014 was $54,161 (2013: $54,146).  Mr. Hui Yan Sui, William and Mr. Tang Chin Pang, Eric received no salary in 2014 and 2013.

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

SUMMARY COMPENSATION TABLE

The following table sets forth the cash and non-cash compensation for the years indicated earned by or awarded to Hui Yan Sui, William, our Chief Executive Officer, Tang Chin Pang, Eric, our Chief Financial Officer, and our other executive officers and employees whose total cash compensation exceeded $100,000, or the Named Executive Officers and employees, in fiscal year 2014.

Summary Compensation Table

							Nonqualified
Name						Non-Equity	Deferred	All
and				Stock	Option	Incentive Plan	Compensation	Other
Principal		Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total
Position	Year	($)	($)	($)	($)	($)	($)	($)	($)

Hui Yan Sui, William Chief Executive Officer; Director	2014	-	-	-	-	-	-	-	-
	2013	-	-	-	-	-	-	-	-

Tang Chin Pang, Eric Executive Director	2014	-	-	-	-	-	-	-	-

	2013	-	-	-	-	-	-	-	-

Cheung Wai Hung, Eddie Chief Financial Officer	2014	54,161	-	-	-	-	-	-	54,161

	2013	54,146	-	-	-	-	-	-	54,146

Employment Agreements

No directors or officers have employment agreements with the Company or its subsidiary companies.

Compensation of Directors

There is no compensation awarded to or paid to the directors during 2014.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Beneficial ownership is shown as of March 31, 2015, for shares held by (i) each person or entity known to us to be the beneficial owner of more than 5% of our issued and outstanding shares of common stock based solely upon a review of filings made with the Commission and our knowledge of the issuances by us, (ii) each of our directors, (iii) our Chief Executive Officer and our three other most highly compensated officers whose compensation exceeded $100,000 during the fiscal year ended December 31, 2014, or the Named Executive Officers, and (iv) all of our current directors and executive officers as a group. Unless otherwise indicated, the persons listed below have sole voting and investment power with respect to the shares and may be reached at 26th Floor, Top Glory Tower, 262 Gloucester Road, Causeway Bay, Hong Kong, PRC.

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

There is no equity or option granted during 2014.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

As of December 31, 2014, a balance of $200,682 due to a director and a major shareholder of the Company, Mr. Hui Yan Sui, William represented temporary advance to the Company which was unsecured, interest-free and has no fixed repayment term. The imputed interest on the amount due to a stockholder was not significant.

We utilize office facilities that is rented by Chinarise Capital (Hong Kong) Limited, a company owned and controlled by William Hui. No rental was paid for both 2014 and 2013.

Director Independence

The following members of our Board of Directors are independent, as “independent” is defined in the rules of the NASDAQ National Market System:  Dr. Tan Ah Mee, Lau Yiu Nam, Eric and Qian Jian Yu, Mike.

Item 14. Principal Accountant Fees and Services.

The following is a summary of the fees billed to us by HKCMCPA Company Limited (formerly ZYCPA Company Limited), the Company’s current auditors for professional services rendered for the years ended December 31, 2014 and December 31, 2013:

Service	2014		2013
Audit Fees	$14,185		$15,728

Audit Related Fees		-	-

Tax Fees		-	-

All Other Fees		-	-

TOTAL	$14,185		$15,728

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

(b) Exhibits

3.1	Articles of Incorporation (Filed with the Commission on January 29, 2003 as Exhibit 1 to the Form 10-SB.)

3.2	Certificate of Amendment to Articles of Incorporation (Filed with the Commission on September 20, 2013 on Form 8-K)

3.3	Bylaws (Filed with the Commission on January 29, 2003 as Exhibit 2 to the Form 10-SB.)

14	Code of Ethical Conduct (filed April 16, 2012 in annual report on Form 10-K)

21	Subsidiaries List (filed herewith)

24	Power of Attorney (filed herewith) (see signature page)

31.1	Certification of Chief Executive Officer pursuant to 13a-14 and 15d-14 of the Exchange Act (filed herewith)

31.2	Certification of Chief Financial Officer pursuant to 13a-14 and 15d-14 of the Exchange Act (filed herewith)

32.1	Certificate pursuant to 18 U.S.C. ss. 1350 for Hui Yan Sui, William, Chief Executive Officer (filed herewith)

32.2	Certificate pursuant to 18 U.S.C. ss. 1350 for Cheung Wai Hung, Eddie, Chief Financial Officer (filed herewith)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INNOCOM TECHNOLOGY HOLDINGS, INC.

/s/ William Yan Sui Hui
Dated: March 31, 2015	William Yan Sui Hui, Chief Executive Officer (Principal executive officer)

/s/ Cheung Wai Hung Eddie
Dated: March 31, 2015	Cheung Wai Hung, Eddie, Chief Financial Officer (Principal financial officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated by the dates.

    /s/ Yan Sui Hui William

   /s/ Tang Chin Pang Eric

William Yan Sui Hui, Director

Tang Chin Pang, Eric, Director

Dated: March 31, 2015

Dated: March 31, 2015