Form 10-Q
period 2015-09-30
INNOCOM TECHNOLOGY HOLDINGS, INC.
filed 2015-11-17
CIK 1076541

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________________

FORM 10-Q

______________________

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarter ended September 30, 2015

______________________

Commission File Number 0-50164

______________________

INNOCOM TECHNOLOGY HOLDINGS, INC.

 (Exact Name of small business issuer as specified in Its charter)

NEVADA	87-0618756
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

Unit 2807, 28/F., 99 Queen’s Road, Hong Kong, PRC
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

Yes   X .    No       .

The number of shares outstanding of each of the Registrant’s classes of common stock, as of November 16, 2015 was 220,631,841 shares, all of one class of $0.001 par value Common Stock.

INNOCOM TECHNOLOGY HOLDINGS, INC.

FORM 10-Q

Quarter Ended September 30, 2015

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

INNOCOM TECHNOLOGY HOLDINGS, INC.

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Page

Condensed Consolidated Balance Sheets as of September 30, 2015 and December 31, 2014 (Audited)	5

Condensed Consolidated Statements of Operations And Comprehensive Income for the Three and Nine Months ended September 30, 2015 and 2014	6

Condensed Consolidated Statements of Cash Flows for the Nine Months ended September 30, 2015 and 2014	7

Condensed Consolidated Statement of Stockholders’ Equity for the Nine Months ended September 30, 2015	8

Notes to Condensed Consolidated Financial Statements	9 - 13

INNOCOM TECHNOLOGY HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2015 AND DECEMBER 31, 2014

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	September 30, 2015	December 31, 2014
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$4,132	$2,492
Prepayments and other receivables	1,548	1,547

TOTAL ASSETS	$5,680	$4,039

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$86,400	$89,402
Amount due to a related party	192,318	200,682
Other payables and accrued liabilities	189,473	150,473

Total current liabilities	468,191	440,557

Commitments and contingencies

Stockholders’ deficit:
Common stock, $0.001 par value; 490,000,000 shares authorized; 220,631,841 shares issued and outstanding as of September 30, 2015 and December 31, 2014	220,632	220,632
Additional paid-in capital	12,200,509	12,200,509
Accumulated other comprehensive income	369,937	286,884
Accumulated deficit	(13,253,589)	(13,144,543)

Total stockholders’ deficit	(462,511)	(436,518)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$5,680	$4,039

See accompanying notes to condensed consolidated financial statements.

INNOCOM TECHNOLOGY HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF

OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014

Revenues, net:	$-	$-	$-	$-

Cost of revenue	-	-	-	-

Gross profit	-	-	-	-

Operating expenses:
General and administrative	(31,311)	(31,588)	(109,046)	(104,690)
Total operating expenses	(31,311)	(31,588)	(109,046)	(104,690)

LOSS BEFORE INCOME TAXES	(31,311)	(31,588)	(109,046)	(104,690)

Income tax expense	-	-	-	-

NET LOSS	$(31,311)	$(31,588)	$(109,046)	$(104,690)

Other comprehensive income:
- Foreign currency translation (loss) gain	95,612	4,260	83,053	21,854

COMPREHENSIVE LOSS	$64,301	$(27,328)	$(25,993)	$(82,836)

Net loss per share – Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average common shares outstanding – Basic and diluted	220,631,841	220,631,841	220,631,841	220,631,841

See accompanying notes to condensed consolidated financial statements.

INNOCOM TECHNOLOGY HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

	Nine months ended September 30,
	2015	2014

Cash flows from operating activities:
Net loss	$(109,046)	$(104,690)

Change in operating assets and liabilities:
Prepaid expenses and other receivables	(1)	(118,465)
Other payables and accrued liabilities	35,998	54,911
Net cash used in operating activities	(73,049)	(168,244)

Cash flows from financing activities:
(Repayment to) advances from a related party	(8,364)	161,809
Net cash (used in) provided by financing activities	(8,364)	161,809

Effect of exchange rate changes on cash and cash equivalents	83,053	-

Net change in cash and cash equivalents	1,640	(6,435)

CASH AND CASH EQUIVALENT, BEGINNING OF PERIOD	2,492	8,081

CASH AND CASH EQUIVALENT, END OF PERIOD	$4,132	$1,646

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

See accompanying notes to condensed consolidated financial statements.

INNOCOM TECHNOLOGY HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Common stock		Additional paid-in capital	Accumulated other comprehensive income	Accumulated deficit	Total stockholders’ deficit
	No. of shares	Amount

Balance as of January 1, 2015	220,631,841	$220,632	$12,200,509	$286,884	$(13,144,543)	$(436,518)

Net loss for the period	-	-	-	-	(109,046)	(109,046)

Foreign currency translation adjustment	-	-	-	83,053	-	83,053
Balance as of September 30, 2015	220,631,841	$220,632	$12,200,509	$369,937	$(13,253,589)	$(462,511)

See accompanying notes to condensed consolidated financial statements.

INNOCOM TECHNOLOGY HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015

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

In the opinion of management, the consolidated balance sheet as of December 31, 2014 which has been derived from audited financial statements and these unaudited condensed consolidated financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the period ended September 30, 2015 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2015 or for any future period.

These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the Management’s Discussion and the audited financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2014.

NOTE－2

ORGANIZATION AND BUSINESS BACKGROUND

Innocom Technology Holdings, Inc. (the “Company” or “INCM”) was incorporated in the State of Nevada on September 26, 1998. On September 20, 2006, the Company changed its name from “Dolphin Productions, Inc.” to “Innocom Technology Holdings, Inc.”

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

For the period ended September 30, 2015, the Company has experienced a continuous loss of $109,046 with an accumulated deficit of $13,253,589 as of that date. The continuation of the Company as a going concern through September 30, 2016 is dependent upon the continued financial support from its stockholders. Management believes this funding will continue, and is also actively seeking new investors. Management believes the existing stockholders will provide the additional cash to meet the Company’s obligations as they become due, and will allow its planned principal business to commence and assembly the production lines of mobile handsets and components in the PRC.

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

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015

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

The Company did not have any unrecognized tax positions or benefits and there was no effect on the financial condition or results of operations for the three and Nine months ended September 30, 2015. The Company and its subsidiaries are subject to local and various foreign tax jurisdictions. The Company’s tax returns remain open subject to examination by major tax jurisdictions.

INNOCOM TECHNOLOGY HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015

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

Translation of amounts from RMB and HK$ into US$1 has been made at the following exchange rates for the respective period:

	September 30, 2015	September 30, 2014
Period-end RMB:US$1 exchange rate	6.3468	6.1560
Average period RMB:US$1 exchange rate	6.1614	6.1502
Period-end HK$:US$1 exchange rate	7.7499	7.7637
Average period HK$:US$1 exchange rate	7.7527	7.7545

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

Level 1: Observable inputs such as quoted prices in active markets;

Level 2: Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

Level 3: Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions

INNOCOM TECHNOLOGY HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015

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

●

Recent accounting pronouncements

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") 2015-03, Interest - Imputation of Interest (Subtopic 835-30) - Simplifying the Presentation of Debt Issuance Costs. ASU 2015-03 requires that debt issuance costs are presented on the balance sheet as a deduction from the carrying amount of the related debt liability instead of being presented as an asset. Debt disclosures will include the face amount of the debt liability and the effective interest rate. In August 2015, the FASB issued ASU 2015-15, Interest - Imputation of Interest (Subtopic 835-30) - Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements. ASU 2015-15 provides additional guidance to ASU 2015-03, which did not address presentation or subsequent measurement of debt issuance costs related to line of credit arrangements. ASU 2015-15 noted that the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line of credit arrangement, regardless of whether there are any outstanding borrowings on the line of credit arrangement. These standards require retrospective application and represent a change in accounting principle. The standard is effective for fiscal years beginning after December 15, 2015. Early adoption is permitted. The Company does not expect the impact of adopting these standards to have a material impact on its consolidated financial statements.

In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810) – Amendments to the Consolidation Analysis. ASU 2015-02 makes targeted amendments to the current consolidation guidance that change the analysis a reporting entity must perform to determine whether it should consolidate certain types of legal entities. This guidance addresses concerns that current accounting might require a reporting entity to consolidate another legal entity in situations in which the reporting entity’s contractual rights do not give it the ability to act primarily on its own behalf, the reporting entity does not hold a majority of the legal entity’s voting rights, or the reporting entity is not exposed to a majority of the legal entity’s economic benefits or obligations. The standard is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. Early application is permitted. The Company is evaluating the impact of ASU 2015-02 on its consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09 Revenue from Contracts with Customers. ASU 2014-09 is a comprehensive new revenue recognition model requiring a company to recognize revenue to depict the transfer of goods or services to a customer at an amount reflecting the consideration it expects to receive in exchange for those goods or services. ASU 2014-09 may be applied using either a full retrospective or a modified retrospective approach. In August 2015, FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which effectively delayed the adoption date of ASU 2014-09 by one year. ASU 2014-09 is therefore effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. Early adoption is permitted for fiscal years, and interim periods within those years, beginning after December 15, 2016. The Company does not expect this amendment to have a significant effect on its consolidated financial statements.

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

NOTE－5

AMOUNT DUE TO A RELATED PARTY

As of September 30, 2015, the balance represented temporary advances made by a director and a major shareholder of the Company, Mr. William Hui, which was unsecured, interest-free with no fixed repayment term.

INNOCOM TECHNOLOGY HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015

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

Hong Kong

For the Nine months ended September 30, 2015, no provision for Hong Kong Profits Tax is made for as the Company’s income neither arises in, nor is derived from Hong Kong under its applicable tax law.

The PRC

The Company’s subsidiaries in the PRC are subject to the unified income rate of 25% on the taxable income. For the Nine months ended September 30, 2015, the Company generated no operating result and accordingly, no provision for income tax has been recorded.

NOTE－7

RELATED PARTIES TRANSACTIONS

For the three and nine months ended September 30, 2015 and 2014, the Company utilized office space of a director and stockholder at no charge. Such costs are immaterial to the financial statements and accordingly are not reflected herein.

NOTE－8

COMMITMENTS AND CONTINGENCIESS

As of September 30, 2015, there were no commitments and contingencies involved.

NOTE－9

SUBSEQUENT EVENTS

The Company evaluated subsequent events through the date the financial statements were issued and filed with this Form 10-Q. There were no subsequent events that required recognition or disclosure.

ITEM 2.	MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

The following review concerns three months ended September 30, 2015 and September 30, 2014, and nine months ended September 30, 2015 and September 30, 2014, which should be read in conjunction with the financial statements and notes thereto presented in the Form 10-K.

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

Results of Operations for Three Months ended September 30, 2015 and September 30, 2014 and Nine Months ended September 30, 2015 and September 30, 2014

Revenue

As a result of the discontinue of business and operations in the manufacture of mobile communication products and components in the PRC, no revenue was recorded during both the three and nine months ended September 30, 2015.

Cost of Sales

As a result of the discontinue of business and operations in the manufacture of mobile communication products and components in the PRC, no cost of sales was recorded during both the three and nine months ended September 30, 2015.

Administrative Expenses

Administrative expenses mainly included salaries and professional fees.

Net Loss

During the three months ended September 30, 2015, we experienced a net loss of $31,211 compared to a net loss of $31,588 for three months ended September 30, 2014. Net loss for the nine months ended September 30, 2015 was $109,046 compared to net loss of $104,690 for the nine months ended September 30, 2014.

Losses for both three and nine months ended September 30, 2015 represent the total general and administrative expenses for the periods. The losses for both the three and nine months ended September 30, 2015 are more or less the same of the loss for both the three months and nine months ended September 30, 2014. This is attributable to no change in administrative expenses.

Trends, Events, and Uncertainties

N/A

Liquidity and Capital Resources for Nine Months Ended September 30, 2015 and 2014

Cash flows from operating activities

We experienced negative cash flows used in operations in the amount of $73,049 for nine months ended September 30, 2015 as compared with negative cash flow used in the operations in the amount of $168,244 for nine months ended September 30, 2014. The reason for this reduction in negative cash flow was due to the increase of prepayments and other receivables for the nine months ended September 30, 2014.

As the Company did not have any income during both periods, the cash flows used in operations representing general and administrative expenses were paid by William Hui, the Company’s Chief Executive Officer.

Cash flows from investing activities

During nine months ended September 30, 2015, we had no investing activities.

During nine months ended September 30, 2014, we had no investing activities.

Cash flows from financing activities

During nine months ended September 30, 2015 we experienced positive cash flow from monies advanced by a related party in the amount of $8,364.

During nine months ended September 30, 2014 we experienced positive cash flow from monies advanced by a related party in the amount of $161,809.

These advances are in nature of interest free loans under oral agreement without repayment period. Future repayment depends upon future profitable operations or may be made by the issuance of common shares.

Liquidity

On a long-term basis, our liquidity will be dependent on establishing profitable operations, receipt of revenues, additional infusions of capital and additional financing. If necessary, we may raise capital through an equity or debt offering. The funds raised from this offering will be used to develop and execute our business plan. However, there can be no assurance that we will be able to obtain additional equity or debt financing in the future, if at all. If we are unable to raise additional capital, our growth potential will be adversely affected. Additionally, we may have to significantly modify our plans.

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

Employees

As of September 30, 2015, we had 2 full-time employees employed in Hong Kong.

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

Unit 2807, 28/F., The Centre

99 Queen’s Road Central

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

Not applicable to Smaller Reporting Companies.

ITEM 4.

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

Based on an evaluation under the supervision and with the participation of management, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as defined in Section 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange  Act") were effective as of September 30, 2015 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2015, which were identified in connection with management's evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

INNOCOM TECHNOLOGY HOLDINGS, INC.

	/s/	William Yan Sui Hui
Dated: November 16, 2015	William Yan Sui Hui, Chief Executive Officer (Principal executive officer)

	/s/	Cheung Wai Hung, Eddie
Dated: November 16, 2015	Cheung Wai Hung, Eddie, Chief Financial Officer (Principal financial officer)