Form 10-K
period 2015-12-31
INNOCOM TECHNOLOGY HOLDINGS, INC.
filed 2016-05-24
CIK 1076541

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

  X . ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

OR

      . TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to ____

Commission File Number 000- 50164

INNOCOM TECHNOLOGY HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Nevada	87-0618756
(State or other jurisdiction of Incorporation or organization)	(IRS Employer Identification No.)

Unit 2807, 28/F., 99 Queen’s Road Central, Hong Kong, PRC	Not applicable
(Address of principal executive offices)	(Zip code)

Issuer's telephone number, including area code: (852) 3102 1602

26th Floor, COFCO Tower (Formerly known as Top Glory Tower), 262 Gloucester Road,
Causeway Bay, Hong Kong, PRC
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

As of June 30, 2015, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $441,268.25 based on the closing sale price as reported on the Over-the-Counter Bulletin Board.

As of May 17, 2016, there were 220,634,126 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

Innocom Technology Holdings, Inc.

FORM 10-K

For the Year Ended December 31, 2015

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

In February 2007, we established a wholly-foreign owned subsidiary company to acquire distressed land, factory building and equipment under receivership from municipal government. The factory would be used for assembling mobile phones under the trademark we purchased in May 2007 and components parts on OEM basis.

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

Other than abovementioned properties held by Changzhou Innocom Communication Technology, we do not own any land and building. Current 248 square meters office is rented by Chinarise Capital (Hong Kong) Limited, a company owned and controlled by William Hui, our Chief Executive Officer and majority shareholder. We utilize these office facilities at no charge.

Employees

As of December 31, 2015, we employed approximately 2 full-time employees. The Company does not have any collective bargaining agreements with its employees and we consider our employee relations to be good.

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

Unit 2807, 28th Floor. The Centre

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

Other than abovementioned manufacturing facilities, the Company does not have any properties. Due to suspension of manufacturing operation, its carrying value is written down to nil value. As a result, there is no depreciation charge and incidental cost for both financial years ended December 31, 2015 and December 31, 2014.

Our principal executive office is located at Unit 2807, 28th Floor, The Centre, 99 Queen’s Road Central, Hong Kong, PRC that is rented by Chinarise Capital (Hong Kong) Limited, a company owned and controlled by William Hui, our Chief Executive Officer and majority shareholder. We utilize these office facilities at no charge.

We have no rental payments for both years ended December 31, 2015 and December 31, 2014.

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

Item 4. Mine Safety Disclosures.

Not Applicable

PART II.

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the Over-the-Counter under the symbol “INCM.”. As of March 31, 2016, there were: (i) 250 shareholders of record, without giving effect to determining the number of shareholders who hold shares in "street name" or other nominee status; (ii) no outstanding options to purchase shares of our common stock; (iii) outstanding 220,634,126 shares of our common stock, and (iv) no shares subject to registration rights.

The following table sets forth, for the fiscal quarters indicated, the high and low closing prices as reported by the Over-the-Counter. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

Sales Price

	High	Low
Fiscal 2015
First Quarter	$0.02	$0.02
Second Quarter	$0.03	$0.01
Third Quarter	$0.02	$0.02
Fourth Quarter	$0.02	$0.02

Fiscal 2014
First Quarter	$0.02	$0.02
Second Quarter	$0.04	$0.02
Third Quarter	$0.04	$0.02
Fourth Quarter	$0.02	$0.02

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

None

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

Results of Operations for the Years Ended December 31, 2015 and December 31, 2014

During the year ended December 31, 2015, we experienced a net loss of $141,938 representing aggregated amount of general and administrative expenses for the year. The slightly rise of loss as compared with 2014 is due to increase of utilities expenses during the year.

During the year ended December 31, 2014, we experienced a net loss of $141,519 representing aggregated amount of general and administrative expenses for the year. The slightly rise of loss as compared with 2013 is due to increase of accounting fee and utilities expenses during the year.

Revenue

We did not have active business operations during 2015 and 2014. As a result of discontinue of business and operation in the manufacture of mobile communication products and components in the PRC, no revenue was recorded during the year ended December 31, 2015 and year ended December 31, 2014.

Administrative Expenses

Administrative expenses for 2015 and 2014 mainly include office utilities charges, salaries and professional fee.

The slightly rise of administrative expenses for 2015 as compared with 2014 was primarily attributable to increase of utilities expenses.

Net Loss

Net loss for 2015 of $141,938 represents aggregated amount of general and administrative expenses for the year. The slightly rise of loss as compared with 2014 is due to increase of accounting fee and utilities expenses during the year.

Net loss for 2014 of $141,519 represents aggregated amount of general and administrative expenses for the year. The slightly rise of loss as compared with 2013 is due to increase of accounting fee and utilities expenses during the year.

Trends, Events, and Uncertainties

N/A

Liquidity and Capital Resources for the Twelve Month Period Ended December 31, 2015 and 2014

Cash flows used in operating activities

We experienced negative cash flows used in operations in the amount of $82,886 for the year ended December 31, 2015.

We experienced negative cash flows used in operations in the amount of $63,735 for the year ended December 31, 2014.

As the Company did not have any income during 2015 and 2014, the cash flows used in operations representing general and administrative expenses paid. The increase of negative cash flows is due to the increase of general and administrative experienced in 2015.

Cash flows from investing activities

During 2015, there were no investing activities.

During 2014, there were no investing activities.

Cash flows from financing activities

During 2015, we obtained a $82,600 interest free advance from a related party.

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

Details of critical accounting policies are set out in notes to the financial statements included in Item 3.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not applicable to Smaller Reporting Companies.

Item 8. Financial Statements and Supplementary Data

INNOCOM TECHNOLOGY HOLDINGS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

Innocom Technology Holdings, Inc.

We have audited the accompanying consolidated balance sheets of Innocom Technology Holdings, Inc. and its subsidiaries (“the Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations and comprehensive loss, cash flows and stockholders’ deficit for the years ended December 31, 2015 and 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2015 and 2014, and the results of operations and cash flows for the years ended December 31, 2015 and 2014 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ HKCMCPA Company Limited

HKCMCPA Company Limited

Certified Public Accountants

Hong Kong, China

May 19, 2016

15th Floor, Aubin House, 171-172 Gloucester Road, Wan Chai, Hong Kong

Tel : (852) 2573 2296       Fax : (852) 3015 3860        http://hkcmcpa.us

INNOCOM TECHNOLOGY HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2015 AND 2014

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	As of December 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$2,206	$2,492
Prepayments and other receivables	-	1,547

TOTAL ASSETS	$2,206	$4,039

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$84,727	$89,402
Amount due to a related party	283,282	200,682
Other payables and accrued liabilities	212,653	150,473

Total current liabilities	580,662	440,557

Commitments and contingencies

Stockholders’ deficit:
Common stock, $0.001 par value; 490,000,000 shares authorized; 220,631,841 shares issued and outstanding as of December 31, 2015 and 2014	220,632	220,632
Additional paid-in capital	12,200,509	12,200,509
Accumulated other comprehensive income	286,884	286,884
Accumulated deficit	(13,286,481)	(13,144,543)

Total stockholders’ deficit	(578,456)	(436,518)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$2,206	$4,039

See accompanying notes to consolidated financial statements.

INNOCOM TECHNOLOGY HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Years ended December 31,
	2015	2014

Revenues, net:	$-	$-

Cost of revenue	-	-

Gross profit	-	-

Operating expenses:
General and administrative	(141,938)	(141,519)
Total operating expenses	(141,938)	(141,519)

LOSS BEFORE INCOME TAXES	(141,938)	(141,519)

Income tax expense	-	-

NET LOSS	$(141,938)	$(141,519)

Other comprehensive income:
- Foreign currency translation gain	-	19,134

COMPREHENSIVE LOSS	$(141,938)	$(122,385)

Net loss per share – Basic and diluted	$(0.00)	$(0.00)

Weighted average common shares outstanding – Basic and diluted	220,631,841	220,631,841

See accompanying notes to consolidated financial statements.

INNOCOM TECHNOLOGY HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

(Currency expressed in United States Dollars (“US$”))

	Years ended December 31,
	2015	2014

Cash flows from operating activities:
Net loss	$(141,938)	$(141,519)

Change in operating assets and liabilities:
Prepaid expenses and other receivables	1,547	22,617
Other payables and accrued liabilities	57,505	55,167
Net cash used in operating activities	(82,886)	(63,735)

Cash flows from financing activities:
Advances from a related party	82,600	58,146
Net cash (used in) by financing activities	82,600	58,146

Effect of exchange rate changes on cash and cash equivalents	-	-

Net change in cash and cash equivalents	(286)	(5,589)

CASH AND CASH EQUIVALENT, BEGINNING OF YEAR	2,492	8,081

CASH AND CASH EQUIVALENT, END OF YEAR	$2,206	$2,492

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

See accompanying notes to consolidated financial statements.

INNOCOM TECHNOLOGY HOLDINGS, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Common stock		Additional paid-in capital	Accumulated other comprehensive income	Accumulated deficit	Total stockholders’ deficit
	No. of shares	Amount

Balance as of January 1, 2014	220,631,841	$220,632	$12,200,509	$267,750	$(13,003,024)	$(314,133)

Net loss for the year	-	-	-	-	(141,519)	(141,519)

Foreign currency translation adjustment	-	-	-	19,134	-	19,134

Balance as of December 31, 2014	220,631,841	$220,632	$12,200,509	$286,884	$(13,144,543)	$(436,518)

Balance as of January 1, 2015	220,631,841	$220,632	$12,200,509	$286,884	$(13,144,543)	$(436,518)

Net loss for the year	-	-	-	-	(141,938)	(141,938)

Foreign currency translation adjustment	-	-	-	-	-	-

Balance as of December 31, 2015	220,631,841	$220,632	$12,200,509	$286,884	$(13,286,481)	$(578,456)

See accompanying notes to consolidated financial statements.

INNOCOM TECHNOLOGY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

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

From its inception, the Company has suffered from continuous losses with an accumulated deficit of $13,286,481 as of December 31, 2015 and experienced negative cash flows from operations. The continuation of the Company as a going concern through December 31, 2015 is dependent upon the continued financial support from its stockholders. Management believes the Company is currently pursuing additional financing for its operations. However, there is no assurance that the Company will be successful in securing sufficient funds to sustain the operations.

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

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

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

The Company did not have any unrecognized tax positions or benefits and there was no effect on the financial condition or results of operations for the years ended December 31, 2015 and 2014. The Company and its subsidiaries are subject to local and various foreign tax jurisdictions. The Company’s tax returns remain open subject to examination by major tax jurisdictions.

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

INNOCOM TECHNOLOGY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

(Currency expressed in United States Dollars (“US$”), except for number of shares)

Translation of amounts from its reporting currencies into US$ has been made at the following exchange rates for the respective year:

	2015	2014
Year-end HK$:US$1 exchange rate	7.75042	7.7574
Annual average HK$:US$1 exchange rate	7.75212	7.7548

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

On April 7, 2015, the FASB issued ASU 2015-03, Interest—Imputation of Interest—Simplifying the Presentation of Debt Issuance Costs, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by this ASU. This ASU is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within fiscal years beginning after December 15, 2016. The Company elected to early adopt this standard which did not have a material impact on the Company's financial position or results of operations.

In July 2015, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") No. 2015-11, Inventory—Simplifying the Measurement of Inventory (Topic 330). The amendments in this ASU require an entity to measure inventory that is not measured using the last-in, first-out (LIFO) or retail inventory methods at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. The amendments in this ASU are effective for fiscal years beginning after December 15, 2016, including interim periods within those years. The Company is evaluating this ASU and has not determined the effect of this standard on its ongoing financial reporting.

INNOCOM TECHNOLOGY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

(Currency expressed in United States Dollars (“US$”), except for number of shares)

In February 2016, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") No. 2016-02, Leases (Topic 842). Under the new guidance, lessees will be required recognize the following for all leases (with the exception of short-term leases) at the commencement date: 1) A lease liability, which is a lessee's obligation to make lease payments arising from a lease, measured on a discounted basis; and 2) A right-of-use asset, which is an asset that represents the lessee's right to use, or control the use of, a specified asset for the lease term. The new lease guidance simplified the accounting for sale and leaseback transactions primarily because lessees must recognize lease assets and lease liabilities. Lessees will no longer be provided with a source of off-balance sheet financing. The amendments in this ASU are effective for fiscal years beginning after December 15, 2019, including interim periods within those years. The Company is evaluating this ASU and has not determined the effect of this standard on its ongoing financial reporting.

4.

AMOUNT DUE TO A RELATED PARTY

As of December 31, 2015 and 2014, amount due to a related party represented temporary advances made by a director and a major shareholder of the Company, Mr. William Hui, which was unsecured, interest-free with no fixed repayment term.

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

Hong Kong

For the years ended December 31, 2015 and 2014, no provision for Hong Kong Profits Tax is provided for, since the Company’s income neither arises in, nor is derived from Hong Kong under its applicable tax law. The reconciliation of income tax rate to the effective income tax rate based on loss before income taxes from foreign operation for the years ended December 31, 2015 and 2014 are as follows:

	Years ended December 31,
	2015	2014
Loss before income taxes	$(141,938)	$(141,519)
Statutory income tax rate	16.5%	16.5%
Income tax impact at Hong Kong Profits Tax	(23,419)	(23,351)
Non-deductible items	23,419	23,351

Income tax expense	$-	$-

As of December 31, 2015, Hong Kong operation generated approximately $1,298,122 of net operating loss carryforwards for Hong Kong tax purpose at no expiration.

The PRC

For the years ended December 31, 2015 and 2014, the Company generated no operating result and accordingly, no provision for income tax has been recorded.

INNOCOM TECHNOLOGY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

(Currency expressed in United States Dollars (“US$”), except for number of shares)

As of December 31, 2015, the PRC operation incurred $1,851,211 of net operating losses carryforward available for income tax purposes that may be used to offset future taxable income and will begin to expire in 5 years from the year of incurrence, if unutilized. The Company has provided for a full valuation allowance against the deferred tax assets on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

The following table sets forth the significant components of the aggregate net deferred tax assets of the Company as of December 31, 2015 and 2014:

	As of December 31,
	2015	2014
Deferred tax assets:
Net operating loss carryforward from:
– United States of America	$2,172,373	$2,172,373
– Hong Kong	214,190	190,770
– The PRC	462,803	462,803
Total deferred tax assets	2,849,366	2,825,946
Less: valuation allowance	(2,849,366)	(2,825,946)
Net deferred tax assets	$-	$-

As of December 31, 2015, the Company incurred $9,356,112 the aggregate net operating loss carryforwards available to offset its taxable income for income tax purposes. The Company has provided for a full valuation allowance against the deferred tax assets of $2,849,366 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future. For the year ended December 31, 2015, the valuation allowance increased by $23,420, primarily relating to net operating loss carryforwards.

6. STOCKHOLDERS’ EQUITY

As of December 31, 2015 and 2014, the Company had a total of 220,631,841 shares of its common stock issued and outstanding.

7.

COMMITMENTS AND CONTINGENCIES

For the years ended December 31, 2015 and 2014, the Company utilized office space of a director and stockholder at no charge. Such costs are immaterial to the financial statements and accordingly are not reflected herein.

8.

SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after December 31, 2015 up through the date the Company issued the audited consolidated financial statements. During the period, the Company did not have any material recognizable subsequent events.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None

ITEM 9A. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Our chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2015, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective.

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

(a)

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. In making this assessment, the company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on this assessment, our management concluded that, as of December 31, 2015, our internal control over financial reporting was effective.

(c) Changes in Internal Controls

No change in our internal control over financial reporting occurred during the fiscal year ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None

PART III.

Item 10. Directors, Executive Officers and Corporate Governance.

DIRECTORS AND EXECUTIVE OFFICERS

Our directors and officers, as of December 31, 2015, are set forth below. The directors hold office for their respective term and until their successors are duly elected and qualified. Vacancies in the existing Board are filled by a majority vote of the remaining directors. The officers serve at the will of the Board of Directors.

Name	Age	Position	Since

Hui Yan Sui, William	50	Chairman and Chief Executive Officer	2006

Tang Chin Pang, Eric	54	Executive Director	2006

Cheung Wai Hung, Eddie	61	Chief Financial Officer	2007

Hui Yan Sui, William, age 50, has approximately 20 years experience in industrial management. In 1986, Mr. Hui established Yat Lung Industrial Limited (Yat Lung), a company that manufactures cassette and video tapes. Mr. Hui is currently a director of Yat Lung. In 2002, Yat Lung became a wholly owned subsidiary of Swing Media Technology Group Limited (Swing Media), an investment holding company that manufactures and trades cassette tapes, video tapes, VCD's, CDR's and DVDR's through its subsidiaries. From January 2002 until May 2003, Mr. Hui served as Chairman and Chief Executive Officer of Swing Media. Mr. Hui resigned as CEO of Swing Media in May 2003 and retains his position as Chairman. Swing Media is a company listed on the Singapore Stock Exchange Dealings and Automated Quotation System (the “SGX-SESDAQ”). In 2003, Mr. Hui established Chinarise Capital (International) Limited (Chinarise), a company that trades mobile phone handsets and components in Hong Kong. He is currently the director of Chinarise. Based on Mr. Hui’s management experience and expertise in manufacturing, we believe that Mr. Hui is well qualified to serve as our Chairman and Chief Executive Officer.

Tang Chin Pang, Eric, age 54, has been our director since October 2005. Before joining us in October 2005, Mr. Tang is the corporate consultant for three years. From 1984 to 2001, Mr. Tang worked at Deloitte Touche Tohmatsu for seventeen years, including his last position as an audit senior manager. Mr. Tang graduated from Hong Kong Shue Yan University in 1984. He is a fellow of the Association of Chartered Certified Accountants and an associate member of the Hong Kong Institute of Certified Public Accountants. Based on Mr. Tang’s experience in finance and compliance issues, we believe that Mr. Tang is well qualified to serve on our Board.

Cheung Wai Hung, Eddie, age 61, has been a branch manager of Shanghai Commercial Bank Limited for the past 12 years up to May 14, 2007. Mr. Cheung possesses a Bachelor degree of Commerce from Curtin University of Technology, Perth W. Australia, in 1998.

Non-Executive Directors: The following non-executive officers do not vote on executive board matters, but act as a non-executive advisory board.

Name	Age	Position	Since

Tan Ah Mee	69	Non-executive Director	2006

Lau Yiu Nam, Eric	56	Non-executive Director	2006

Qian Jian Yu, Mike	52	Non-executive Director	2007

Dr. Tan Ah Mee, age 69, holds Doctor of Philosphy from International Management Centre, Buckingham, United Kingdom. Dr. Tan is Ex-Rotarian (Chartered) of Rotary Club of Tebrau, Jogn Baru and Elected Council Member of the Singapore Confederation of Industries (1998 – 2000), He is director of Heng Da Investments Pte. Limited, Ingmedia Pte. Limited and Yorkshire Capital Pte. Limited

Lau Yiu Nam, Eric, age 56, was admitted as a barrister in England and Australia. Mr. Lau returned to Hong Kong in 1983 and was employed in the Attorney General's Chambers as Crown Counsel before he went into private practice in 1996. Currently, Mr. Lau is the Head of his Chambers in Hong Kong which comprised of over 15 barristers practicing in commercial and civil litigation. He is independent non-executive director of Swing Media.

Qian Jian Yu, Mike, age 52, is the General Manager and founder of Shanghai Boda Electronics Co., Ltd. (“Boda”). Prior to the establishment of Boda in September 2001, Mr. Qian worked for Arrow Electronics China Limited from 1998 to 2001. From 1986 to 1998, Mr. Qian worked for the Shanghai Space Bureau. Mr. Qian graduated from Nanjing University in 1986.

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

COMPLIANCE WITH SECTION 16 OF THE SECURITIES EXCHANGE ACT OF 1934

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers and beneficial holders of more than 10% of our common stock to file with the Commission initial reports of ownership and reports of changes in ownership of our equity securities. As of the date of this Report, the Company is in the process of reviewing all transactions that may cause initial reports of ownership or changes in ownership to be filed on Form 3 (Initial Statement of Beneficial Ownership), Form 4 (Changes in Beneficial Ownership) and Form 5 (Annual Statement of Changes in Beneficial Ownership) which is required to be filed under applicable rules of the Commission. During fiscal year ended, William Sui Yan Hui and Eddie Cheung each failed to file a Form 4 relating to their acquisition of common stock as described in the Current Report Form 8-K filed on October 3, 2013. This filing remains delinquent.

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

Base Salary

The yearly base salary of Mr. Cheung Wai Hung, Eddie for 2015 was $54,179 (2014: $54,161). Mr. Hui Yan Sui, William and Mr. Tang Chin Pang, Eric received no salary in 2015 and 2014.

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

SUMMARY COMPENSATION TABLE

The following table sets forth the cash and non-cash compensation for the years indicated earned by or awarded to Hui Yan Sui, William, our Chief Executive Officer, Tang Chin Pang, Eric, our Chief Financial Officer, and our other executive officers and employees whose total cash compensation exceeded $120,000, or the Named Executive Officers and employees, in fiscal year 2015.

Summary Compensation Table

Name and Principal Position		Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
	Year	($)	($)	($)	($)	($)	($)	($)	($)

Hui Yan Sui, William Chief Executive Officer; Director	2015	-	-	-	-	-	-	-	-
	2014	-	-	-	-	-	-	-	-

Tang Chin Pang, Eric Executive Director	2015	-	-	-	-	-	-	-	-
	2014	-	-	-	-	-	-	-	-

Cheung Wai Hung, Eddie Chief Financial Officer	2015	54,179	-	-	-	-	-	-	54,179
	2014	54,161	-	-	-	-	-	-	54,161

Employment Agreements

No directors or officers have employment agreements with the Company or its subsidiary companies.

Compensation of Directors

There is no compensation awarded to or paid to the directors during 2015.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Beneficial ownership is shown as of March 31, 2016, for shares held by (i) each person or entity known to us to be the beneficial owner of more than 5% of our issued and outstanding shares of common stock based solely upon a review of filings made with the Commission and our knowledge of the issuances by us, (ii) each of our directors, (iii) our Chief Executive Officer and our three other most highly compensated officers whose compensation exceeded $120,000 during the fiscal year ended December 31, 2015, or the Named Executive Officers, and (iv) all of our current directors and executive officers as a group. Unless otherwise indicated, the persons listed below have sole voting and investment power with respect to the shares and may be reached at Unit 2807, 28th Floor, The Centre, 99 Queen’s Road Central, Hong Kong, PRC.

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

Notes:

(1)

(D) stands for direct ownership; (I) stands for indirect ownership

(2)

All officers and directors use the Company’s address, Unit 2807, 28th Floor, The Centre, 99 Queen’s Road Central, Hong Kong, PRC.

Changes in Control

There are no arrangements, known to the Registrant, including any pledge by any person of securities of the Registrant which may at a subsequent date result in a change in control of the Registrant.

Securities Authorized for Issuance Under Equity Compensation Plans

There is no equity or option granted during 2015.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

As of December 31, 2015, a balance of $283,282due to a director and a major shareholder of the Company, Mr. Hui Yan Sui, William represented a loan advanced to the Company which was unsecured, interest-free and has no fixed repayment term. The imputed interest on the amount due to a stockholder was not significant.

We utilize office facilities that is rented by Chinarise Capital (Hong Kong) Limited, a company owned and controlled by William Hui. No rental was paid for both 2015 and 2014.

Director Independence

The following members of our Board of Directors are independent, as “independent” is defined in the rules of the NASDAQ National Market System: Dr. Tan Ah Mee, Lau Yiu Nam, Eric and Qian Jian Yu, Mike.

Item 14. Principal Accountant Fees and Services.

The following is a summary of the fees billed to us by HKCMCPA Company Limited (formerly ZYCPA Company Limited), the Company’s current auditors for professional services rendered for the years ended December 31, 2015 and December 31, 2014:

Service	2015		2014
Audit Fees	$14,190		$14,185

Audit Related Fees		-	-

Tax Fees		-	-

All Other Fees		-	-

TOTAL	$14,190		$14,185

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

INNOCOM TECHNOLOGY HOLDINGS, INC.

/s/ William Yan Sui Hui
Dated: May 19, 2016	William Yan Sui Hui, Chief Executive Officer (Principal executive officer)

/s/ Cheung Wai Hung Eddie
Dated: May 19, 2016	Cheung Wai Hung, Eddie, Chief Financial Officer (Principal Accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated by the dates.

/s/ Yan Sui Hui William	/s/ Tang Chin Pang Eric
William Yan Sui Hui, Director	Tang Chin Pang, Eric, Director
Dated: May 19, 2016	Dated: May 19, 2016