Form 10-Q
period 2016-03-31
INNOCOM TECHNOLOGY HOLDINGS, INC.
filed 2016-05-25
CIK 1076541

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

  X .

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarter ended March 31, 2016

-OR-

      .

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 0-50164

INNOCOM TECHNOLOGY HOLDINGS, INC.

 (Exact Name of small business issuer as specified in Its charter)

NEVADA	87-0618756
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

Unit 2807, 28/F., The Center, 99 Queen’s Road Central, Hong Kong, PRC
(Address of principal executive offices)

Issuer’s telephone number, including area code: (852) 3102 1602

______________________________________________________________

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

Yes  X .  No      .

The number of shares outstanding of each of the Registrant’s classes of common stock, as of May 24, 2016 was 220,631,841 shares all of one class of $0.001 par value Common Stock.

INNOCOM TECHNOLOGY HOLDINGS, INC.

FORM 10-Q

Quarter Ended March 31, 2016

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

PART I.

FINANCIAL INFORMATION

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

INNOCOM TECHNOLOGY HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2016 AND DECEMBER 31, 2015

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	March 31, 2016	December 31, 2015
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$3,020	$2,206

TOTAL ASSETS	$3,020	$2,206

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$85,278	$84,727
Amount due to a related party	293,049	283,282
Other payables and accrued liabilities	246,669	212,653

Total current liabilities	624,996	580,662

Commitments and contingencies

Stockholders’ deficit:
Common stock, $0.001 par value; 490,000,000 shares authorized; 220,631,841 and 220,631,841 shares issued and outstanding as of March 31, 2016 and December 31, 2015, respectively	220,632	220,632
Additional paid-in capital	12,200,509	12,200,509
Accumulated other comprehensive income	286,335	286,884
Accumulated deficit	(13,329,452)	(13,286,481)

Total stockholders’ deficit	(621,976)	(578,456)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$3,020	$2,206

See accompanying notes to condensed consolidated financial statements.

INNOCOM TECHNOLOGY HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF

OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Three months ended March 31,
	2016	2015

Revenues, net:	$-	$-

Cost of revenue	-	-

Gross profit	-	-

Operating expenses:
General and administrative	(42,971)	(42,017)
Total operating expenses	(42,971)	(42,017)

LOSS BEFORE INCOME TAXES	(42,971)	(42,017)

Income tax expense	-	-

NET LOSS	$(42,971)	$(42,017)

Other comprehensive income:
- Foreign currency translation loss	(549)	(10,203)

COMPREHENSIVE LOSS	$(43,520)	$(52,220)

Net loss per share – Basic and diluted	$(0.00)	$(0.00)

Weighted average common shares outstanding – Basic and diluted	220,631,841	220,631,841

See accompanying notes to condensed consolidated financial statements.

INNOCOM TECHNOLOGY HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

	Three months ended March 31,
	2016	2015

Cash flows from operating activities:
Net loss	$(42,971)	$(42,017)

Change in operating assets and liabilities:
Prepayment and other receivables	-	(1)
Other payables and accrued liabilities	34,567	16,732
Net cash provided by (used in) operating activities	(8,404)	(25,286)

Cash flows from financing activities:
Advances from a related party	9,767	35,391
Net cash provided by financing activities	9,767	35,391

Effect of exchange rate changes on cash and cash equivalents	(549)	(10,203)

Net change in cash and cash equivalents	814	(98)

CASH AND CASH EQUIVALENT, BEGINNING OF PERIOD	2,206	2,492

CASH AND CASH EQUIVALENT, END OF PERIOD	$3,020	$2,394

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

See accompanying notes to condensed consolidated financial statements.

INNOCOM TECHNOLOGY HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2016

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Common stock		Additional paid-in capital	Accumulated other comprehensive income	Accumulated deficit	Total stockholders’ deficit
	No. of shares	Amount

Balance as of January 1, 2016	220,631,841	$220,632	$12,200,509	$286,884	$(13,286,481)	$(578,456)

Net loss for the period	-	-	-	-	(42,971)	(42,971)

Foreign currency translation adjustment	-	-	-	(549)	-	(549)
Balance as of March 31, 2016	220,631,841	$220,632	$12,200,509	$286,335	$(13,329,452)	$(621,976)

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

In the opinion of management, the consolidated balance sheet as of December 31, 2015 which has been derived from audited financial statements and these unaudited condensed consolidated financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the period ended March 31, 2016 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2016 or for any future period.

These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the Management’s Discussion and the audited financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2015.

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

For the period ended March 31, 2016, the Company has experienced a continuous loss of $37,971 with an accumulated deficit of $13,324,452 as of that date. The continuation of the Company as a going concern through March 31, 2016 is dependent upon the continued financial support from its stockholders. Management believes this funding will continue, and is also actively seeking new investors. Management believes the existing stockholders will provide the additional cash to meet the Company’s obligations as they become due, and will allow its planned principal business to commence and assembly the production lines of mobile handsets and components in the PRC.

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

The Company did not have any unrecognized tax positions or benefits and there was no effect on the financial condition or results of operations for the three and six months ended June 30, 2016. The Company and its subsidiaries are subject to local and various foreign tax jurisdictions. The Company’s tax returns remain open subject to examination by major tax jurisdictions.

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

Translation of amounts from RMB and HK$ into US$1 has been made at the following exchange rates for the respective period:

	March 31, 2016	March 31, 2015
Period-end RMB:US$1 exchange rate	6.4479	6.1091
Average period RMB:US$1 exchange rate	6.5395	6.1358
Period-end HK$:US$1 exchange rate	7.7545	7.7542
Average period HK$:US$1 exchange rate	7.7734	7.7553

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

NOTE－5

AMOUNT DUE TO A RELATED PARTY

As of March 31, 2016, the balance represented temporary advances made by a director and a major shareholder of the Company, Mr. William Hui, which was unsecured, interest-free with no fixed repayment term.

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

Hong Kong

For the three months ended March 31, 2016, no provision for Hong Kong Profits Tax is made for as the Company’s income neither arises in, nor is derived from Hong Kong under its applicable tax law.

The PRC

The Company’s subsidiaries in the PRC are subject to the unified income rate of 25% on the taxable income. For the three months ended March 31, 2016, the Company generated no operating result and accordingly, no provision for income tax has been recorded.

NOTE－7

COMMITMENTS AND CONTINGENCIES

For the three months ended March 31, 2016 and 2015, the Company utilized office space of a director and stockholder at no charge. Such costs are immaterial to the financial statements and accordingly are not reflected herein.

NOTE－8

SUBSEQUENT EVENTS

The Company evaluated subsequent events through the date the financial statements were issued and filed with this Form 10-Q. There were no subsequent events that required recognition or disclosure.

ITEM 2.

MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

The following review concerns three months ended March 31, 2016 and 2015, which should be read in conjunction with the financial statements and notes thereto presented in the Form 10-K.

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

Results of Operations for Three Months ended March 31, 2016 and March 31, 2015

During the three months ended March 31, 2016, we experienced a net loss of $42,971 compared to a net loss of $42,017 for three months ended March 31, 2015. The loss represents total general and administrative expenses for the period.

Revenue

We did not have trading business for both three months ended March 31, 2016 and March 31, 2015. As a result of discontinuation of our business and operations in the manufacture of mobile communication products and components in the PRC, we had no revenue recorded for both three month periods ended March 31, 2016 and March 31, 2015.

Administrative Expenses

Administrative expenses mainly included salaries and professional fees.

Net Loss

Net loss for the three months ended March 31, 2016 was $42,971 compared to net loss of $42,017 for the three months ended March 31, 2015. Losses of both periods represent the total general and administrative expenses for the periods. The loss for the three months ended March 31, 2016 was principally the same as the loss for the three months ended March 31, 2015. This is essentially attributable to no material change in administrative expenses.

Trends, Events, and Uncertainties

N/A

Liquidity and Capital Resources for Three Months Ended March 31, 2016 and 2015

Cash flows from operating activities

We experienced negative cash flows used in operations in the amount of $8,404 for three months ended March 31, 2016 as compared with negative cash flow used in the operations in the amount of $25,286 for three months ended March 31, 2015. The decrease of negative cash flows is due to increase of other payables and accrued liabilities for the three months ended 2016.

As the Company did not have any revenue during both periods, the cash flows used in operations represented general and administrative expenses paid [from related party loan proceeds.

Cash flows from investing activities

During three months ended March 31, 2016, we had no investing activities.

During three months ended March 31, 2015, we had no investing activities.

Cash flows from financing activities

We experienced positive cash flow advanced from a related party in the amount of $9,767 and $35,391 for the three months ended March 31, 2016 and 2015.

The related party advance was an interest free loan under oral agreement without repayment period, repayment of which depends upon future profitable operations or may be made by capitalization issue of new shares.

Liquidity

On a long-term basis, our liquidity will be dependent on establishing profitable operations, receipt of revenues, additional infusions of capital and additional financing. If necessary, we may raise capital through an equity or debt offering. The funds raised from such an offering would be used to develop and execute our business plan. However, there can be no assurance that we will be able to obtain additional equity or debt financing in the future, if at all. If we are unable to raise additional capital, our growth potential will be adversely affected. Additionally, we will have to significantly modify our plans.

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

Employees

As of March 31, 2016, we had approximately 2 full-time employees employed in Hong Kong. From time to time we employ independent contractors to support our production, engineering, marketing, and sales departments.

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

Unit 2807, 28/F., The Center

99 Queen’s Road Central,

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

Not applicable to Smaller Reporting Companies.

ITEM 4T.

CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.

Based on an evaluation under the supervision and with the participation of management, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as defined in Section 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act") were effective as of March 31, 2016 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2016, which were identified in connection with management's evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

INNOCOM TECHNOLOGY HOLDINGS, INC.

/s/ William Yan Sui Hui
Dated: May 24, 2016	William Yan Sui Hui, Chief Executive Officer (Principal executive officer)

/s/ Cheung Wai Hung, Eddie
Dated: May 24, 2016	Cheung Wai Hung, Eddie, Chief Financial Officer (Principal financial officer)