Form 10-Q
period 2016-09-30
INNOCOM TECHNOLOGY HOLDINGS, INC.
filed 2016-11-14
CIK 1076541

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarter ended September 30, 2016

Commission File Number 0-50164

INNOCOM TECHNOLOGY HOLDINGS, INC.

(Exact Name of small business issuer as specified in Its charter)

NEVADA	87-0618756
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

Unit 2807, 28/F., 99 Queen’s Road, Hong Kong, PRC (Address of principal executive offices)	(Zip code) Not applicable

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

The number of shares outstanding of each of the Registrant’s classes of common stock, as of November 14, 2016 was 220,631,841 shares, all of one class of $0.001 par value Common Stock.

INNOCOM TECHNOLOGY HOLDINGS, INC.

FORM 10-Q

Quarter Ended September 30, 2016

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

INNOCOM TECHNOLOGY HOLDINGS, INC.

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

INNOCOM TECHNOLOGY HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2016 AND DECEMBER 31, 2015

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	September 30, 2016	December 31, 2015
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$1,820	$2,206

TOTAL ASSETS	$1,820	$2,206

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$82,463	$84,727
Amount due to a related party	326,907	283,282
Other payables and accrued liabilities	277,753	212,653

Total current liabilities	687,123	580,662

Commitments and contingencies

Stockholders’ deficit:
Common stock, $0.001 par value; 490,000,000 shares authorized; 220,631,841 and 220,631,841 shares issued and outstanding as of September 30, 2016 and December 31, 2015, respectively	220,632	220,632
Additional paid-in capital	12,200,509	12,200,509
Accumulated other comprehensive income	286,883	286,884
Accumulated deficit	(13,393,327)	(13,286,481)

Total stockholders’ deficit	(685,303)	(578,456)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,820	$2,206

See accompanying notes to condensed consolidated financial statements.

INNOCOM TECHNOLOGY HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF

OPERATIONS AND COMPREHENSIVE INCOME

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015

Revenues, net:	$-	$-	$-	$-

Cost of revenue	-	-	-	-

Gross profit	-	-	-	-

Operating expenses:
General and administrative	(29,440)	(31,311)	(106,846)	(109,046)
Total operating expenses	(29,440)	(31,311)	(106,846)	(109,046)

LOSS BEFORE INCOME TAXES	(29,440)	(31,311)	(106,846)	(109,046)

Income tax expense	-	-		-

NET LOSS	(29,440)	(31,311)	(106,846)	(109,046)

Other comprehensive income (loss):
- Foreign currency translation (loss) gain	(2)	95,612	(1)	83,053

COMPREHENSIVE (LOSS) INCOME	$(29,442)	$64,301	$(106,847)	$(25,993)

Net loss per share – Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average common shares outstanding – Basic and diluted	220,631,841	220,631,841	220,631,841	220,631,841

See accompanying notes to condensed consolidated financial statements.

INNOCOM TECHNOLOGY HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

	Nine months ended September 30,
	2016	2015

Cash flows from operating activities:
Net loss	$(106,846)	$(109,046)

Change in operating assets and liabilities:
Prepayment and other receivables	-	(1)
Other payables and accrued liabilities	62,836	35,998
Net cash used in operating activities	(44,010)	(73,049)

Cash flows from financing activities:
Advances from (repayment to) a related party	43,625	(8,364)
Net cash provided by (used in) financing activities	43,625	(8,364)

Effect of exchange rate changes on cash and cash equivalents	(1)	83,053

Net change in cash and cash equivalents	(386)	1,640

CASH AND CASH EQUIVALENT, BEGINNING OF PERIOD	2,206	2,492

CASH AND CASH EQUIVALENT, END OF PERIOD	$1,820	$4,132

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

See accompanying notes to condensed consolidated financial statements.

INNOCOM TECHNOLOGY HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

				Accumulated
			Additional	other		Total
	Common stock		paid-in	comprehensive	Accumulated	stockholders’
	No. of shares	Amount	Capital	income	deficit	deficit

Balance as of January 1, 2016	220,631,841	$220,632	$12,200,509	$286,884	$(13,286,481)	$(578,456)

Net loss for the period	-	-	-	-	(106,846)	(106,846)

Foreign currency translation adjustment	-	-	-	(1)	-	(1)

Balance as of September 30, 2016	220,631,841	$220,632	$12,200,509	$286,883	$(13,393,327)	$(685,303)

See accompanying notes to condensed consolidated financial statements.

INNOCOM TECHNOLOGY HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2016

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

In the opinion of management, the consolidated balance sheet as of December 31, 2015 which has been derived from audited financial statements and these unaudited condensed consolidated financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the period ended September 30, 2016 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2016 or for any future period.

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

For the period ended September 30, 2016, the Company has experienced a continuous loss of $106,846 with an accumulated deficit of $13,393,327 as of that date. The continuation of the Company as a going concern through September 30, 2016 is dependent upon the continued financial support from its stockholders. Management believes this funding will continue, and is also actively seeking new investors. Management believes the existing stockholders will provide the additional cash to meet the Company’s obligations as they become due, and will allow its planned principal business to commence and assembly the production lines of mobile handsets and components in the PRC.

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

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2016

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

The Company did not have any unrecognized tax positions or benefits and there was no effect on the financial condition or results of operations for the three and nine months ended September 30, 2016. The Company and its subsidiaries are subject to local and various foreign tax jurisdictions. The Company’s tax returns remain open subject to examination by major tax jurisdictions.

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

INNOCOM TECHNOLOGY HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2016

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

Translation of amounts from RMB and HK$ into US$1 has been made at the following exchange rates for the respective period:

	September 30, 2016	September 30, 2015
Period-end RMB:US$1 exchange rate	6.6694	6.3468
Average period RMB:US$1 exchange rate	6.5792	6.1614
Period-end HK$:US$1 exchange rate	7.7548	7.7499
Average period HK$:US$1 exchange rate	7.7633	7.7527

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

NOTE－5

AMOUNT DUE TO A RELATED PARTY

As of September 30, 2016, the balance represented temporary advances made by a director and a major shareholder of the Company, Mr. William Hui, which was unsecured, interest-free with no fixed repayment term.

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

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2016

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

Hong Kong

For the three and nine months ended September 30, 2016, no provision for Hong Kong Profits Tax is made for as the Company’s income neither arises in, nor is derived from Hong Kong under its applicable tax law.

The PRC

The Company’s subsidiaries in the PRC are subject to the unified income rate of 25% on the taxable income. For the three and nine months ended September 30, 2016, the Company generated no operating result and accordingly, no provision for income tax has been recorded.

NOTE－7

COMMITMENTS AND CONTINGENCIES

For the three and nine months ended September 30, 2016 and 2015, the Company utilized office space of a director and stockholder at no charge. Such costs are immaterial to the financial statements and accordingly are not reflected herein.

NOTE－8

SUBSEQUENT EVENTS

The Company evaluated subsequent events through the date the financial statements were issued and filed with this Form 10-Q. There were no subsequent events that required recognition or disclosure.

INNOCOM TECHNOLOGY HOLDINGS, INC.

ITEM 2.

MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

The following review concerns three months ended September 30, 2016 and September 30, 2015, and nine months ended September 30, 2016 and September 30, 2015, which should be read in conjunction with the financial statements and notes thereto presented in the Form 10-K.

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

In February 2012, we established a new Hong Kong subsidiary company, named Lead Faith International Trading Limited, to explore possible trading business. We disposed of this subsidiary at cost in April 2012.

On September 17, 2013, the Company filed an amendment with the Nevada Secretary of State to our Articles of Incorporation authorizing an increase of our authorized common stock from 50,000,000 common shares to 490,000,000 common shares, par value $0.001 and authorizing 10,000,000 preferred shares, par value $0.001 per share.

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

In February 2012, we established a new Hong Kong subsidiary company, named Lead Faith International Trading Limited, to explore possible trading business. We disposed of this subsidiary at cost at end of April 2012 because after further review we considered the subsidiaries business model as not viable.

Results of Operations for Three Months ended September 30, 2016 and September 30, 2015 and Nine Months ended September 30, 2016 and September 30, 2015

Revenue

As a result of the discontinuance of business and operations in the manufacturing of mobile communication products and components in the PRC, no revenue was recorded during both the three and nine months ended September 30, 2016.

Cost of Sales

As a result of the discontinuance of business and operations in the manufacturing of mobile communication products and components in the PRC, no cost of sales was recorded during both the three and nine months ended September 30, 2016.

Administrative Expenses

Administrative expenses mainly included salaries and professional fees.

Net Loss

During the three months ended September 30, 2016, we experienced a net loss of $29,440 compared to a net loss of $31,211 for three months ended September 30, 2015. Net loss for the nine months ended September 30, 2016 was $106,846 compared to net loss of $109,046 for the nine months ended September 30, 2015.

Losses for both three and nine months ended September 30, 2016 represent the total general and administrative expenses for the periods. The losses for both the three and nine months ended September 30, 2016 are more or less the same of the loss for both the three months and nine months ended September 30, 2015. This is attributable to no change in administrative expenses.

Trends, Events, and Uncertainties

N/A

Liquidity and Capital Resources for Nine Months Ended September 30, 2016 and 2015

Cash flows from operating activities

We experienced negative cash flows used in operations in the amount of $44,010 for nine months ended September 30, 2016 as compared with negative cash flow used in the operations in the amount of $73,049 for nine months ended September 30, 2015. The reason for this reduction in negative cash flow was due to the increase of other payable and accruals for the nine months ended September 30, 2015.

As the Company did not have any income during both periods, the cash flows used in operations representing general and administrative expenses were paid by William Hui, the Company’s Chief Executive Officer.

Cash flows from investing activities

During nine months ended September 30, 2016, we had no investing activities.

During nine months ended September 30, 2015, we had no investing activities.

Cash flows from financing activities

During nine months ended September 30, 2016 we obtained financing from a related party in the amount of $43,625.

During nine months ended September 30, 2015 we repaid a portion of a loan to a related party in the amount of $8,364.

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

Employees

As of September 30, 2016, we had 2 full-time employees employed in Hong Kong.

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

Not applicable to Smaller Reporting Companies.

ITEM 4.

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

Based on an evaluation under the supervision and with the participation of management, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as defined in Section 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act") were effective as of September 30, 2016 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2016, which were identified in connection with management's evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

INNOCOM TECHNOLOGY HOLDINGS, INC.

	/s/	William Yan Sui Hui
Dated: November 14, 2016	William Yan Sui Hui, Chief Executive Officer (Principal executive officer)

	/s/	Cheung Wai Hung, Eddie
Dated: November 14, 2016	Cheung Wai Hung, Eddie, Chief Financial Officer (Principal financial officer)