Form 10-K
period 2016-12-31
INNOCOM TECHNOLOGY HOLDINGS, INC.
filed 2017-04-10
CIK 1076541

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________________

FORM 10-K

____________________

  X . ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

 (Address of principal executive offices)

(852) 3102 1602

(Issuer’s telephone number, including area code)

___________________________________________________________________

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

As of June 30, 2016, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $147,931.06 based on the closing sale price as reported on the Over-the-Counter Bulletin Board.

As of April 7, 2017, there were 220,634,126 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

Innocom Technology Holdings, Inc.

FORM 10-K

For the Year Ended December 31, 2016

TABLE OF CONTENTS

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements. These statements relate to future events or our future financial performance. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” ‘should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” the negative of such terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially.

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

Readers are also urged to carefully review and consider the various disclosures made by us which attempt to advise interested parties of the factors which affect our business, including without limitation the disclosures made in PART II. ITEM 6 “Management’s Discussion and Analysis or Plan of Operation” included herein.

PART I.

Item 1. Business

History

Innocom Technology Holdings, Inc., (the “Company”) was organized under the laws of the state of Nevada on June 26, 1998 under the name Dolphin Productions, Inc. The Company had provided musical and other performance services for concerts and public events. During the fiscal year ended September 30, 2003, the Company determined to shift its emphasis away from the presentation of concerts and toward the Internet marketing of recorded music. The Company encountered substantial competitive, legal, technological and financial obstacles to its entry into the business of marketing recorded music through the Internet. The Company had not generated substantial revenues from Internet marketing of musical properties.

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

Employees

As of December 31, 2016, we employed approximately 2 full-time employees. The Company does not have any collective bargaining agreements with its employees and we consider our employee relations to be good.

Website Access to our SEC Reports

Our Internet website address is www.innocomtechnology.com. Through our Internet website, we will make available, free of charge, the following reports as soon as reasonably practicable after electronically filing them with, or furnishing them to, the SEC: our Annual Reports on Form 10-K; our Quarterly Reports on Form 10-Q; our Current Reports on Form 8-K; and amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Our Internet website and the information contained therein or connected thereto are not intended to be incorporated into this Annual Report on Form 10-K.

You may also obtain copies of our reports without charge by writing to:

Attn: Investor Relations

Unit 2807, 28th Floor. The Centre

99 Queen’s Road Central

Hong Kong, PRC

The public may also read and copy any materials filed with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549, or through the SEC website at www.sec.gov. The Public Reference Room may be contact at (800) SEC-0330. You may also access our other reports via that link to the SEC website.

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

Other than above mentioned manufacturing facilities, the Company does not have any properties. Due to suspension of manufacturing operation, its carrying value is written down to nil value. As a result, there is no depreciation charge and incidental cost for both financial years ended December 31, 2016 and December 31, 2015.

Our principal executive office is located at Unit 2807, 28th Floor, The Centre, 99 Queen’s Road Central, Hong Kong, PRC that is rented by Chinarise Capital (Hong Kong) Limited, a company owned and controlled by William Hui, our Chief Executive Officer and majority shareholder. We utilize these office facilities at no charge.

We have no rental payments for both years ended December 31, 2016 and December 31, 2015.

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

Item 4. Mine Safety Disclosures.

Not Applicable

PART II.

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the Over-the-Counter under the symbol “INCM.”. As of April 7, 2016, there were: (i) 250 shareholders of record, without giving effect to determining the number of shareholders who hold shares in ‘street name” or other nominee status; (ii) no outstanding options to purchase shares of our common stock; (iii) outstanding 220,634,126 shares of our common stock, and (iv) no shares subject to registration rights.

The following table sets forth, for the fiscal quarters indicated, the high and low closing prices as reported by the Over-the-Counter. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

Sales Price

	High	Low

Fiscal 2016
First Quarter	$0.00	$0.00
Second Quarter	$0.00	$0.00
Third Quarter	$0.01	$0.01
Fourth Quarter	$0.006	$0.0055

Fiscal 2015
First Quarter	$0.02	$0.02
Second Quarter	$0.03	$0.01
Third Quarter	$0.02	$0.02
Fourth Quarter	$0.02	$0.02

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

Recent Sales of Unregistered Securities

None

Item 6. Selected Financial Data

Not applicable to Smaller Reporting Companies.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information in this discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties, including statements regarding our capital needs, business strategy and expectations. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, ‘should”, “expect”, “plan”, “intend”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or “continue”, the negative of such terms or other comparable terminology. Actual events or results may differ materially. We disclaim any obligation to publicly update these statements, or disclose any difference between its actual results and those reflected in these statements. The information constitutes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.

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

Results of Operations for the Years Ended December 31, 2016 and December 31, 2015

During the year ended December 31, 2016, we experienced a net loss of $122,848 representing aggregated amount of general and administrative expenses for the year. The slightly drop of loss as compared with 2015 is due to decrease of utilities expenses during the year.

During the year ended December 31, 2015, we experienced a net loss of $141,938 representing aggregated amount of general and administrative expenses for the year. The slightly rise of loss as compared with 2014 is due to increase of utilities expenses during the year.

Revenue

We did not have active business operations during 2016 and 2015. As a result of the discontinuance of business and operation in the manufacture of mobile communication products and components in the PRC, no revenue was recorded during the years ended December 31, 2016 and 2015.

Administrative Expenses

Administrative expenses for 2016 and 2015 mainly include office utilities charges, salaries and professional fee.

The slightly decrease of administrative expenses for 2016 as compared with 2015 was primarily attributable to decrease of accounting and utilities expenses.

Net Loss

Net loss for 2016 of $122,848 represents aggregated amount of general and administrative expenses for the year. The slightly decrease of loss as compared with 2015 is due to decrease of accounting fee and utilities expenses during the year.

Net loss for 2015 of $141,938 represents aggregated amount of general and administrative expenses for the year. The slightly rise of loss as compared with 2014 is due to increase of accounting fee and utilities expenses during the year.

Trends, Events, and Uncertainties

N/A

Liquidity and Capital Resources for the Years Ended December 31, 2016 and 2015

Cash flows used in operating activities

We experienced negative cash flows used in operations in the amount of $44,284 for the year ended December 31, 2016.

We experienced negative cash flows used in operations in the amount of $82,886 for the year ended December 31, 2015.

As the Company did not have any income during 2016 and 2015, the cash flows used in operations representing general and administrative expenses paid. The decrease of negative cash flows is due to the decrease of general and administrative experienced in 2016.

Cash flows from investing activities

During 2016, there were no investing activities.

During 2015, there were no investing activities.

Cash flows from financing activities

During 2016, we obtained a $43,721 interest free advance from a related party.

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

Item 8. Financial Statements and Supplementary Data

INNOCOM TECHNOLOGY HOLDINGS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

Innocom Technology Holdings, Inc.

We have audited the accompanying consolidated balance sheets of Innocom Technology Holdings, Inc. and its subsidiaries (“the Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations and comprehensive loss, cash flows and stockholders’ deficit for the years ended December 31, 2016 and 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2016 and 2015, and the results of operations and cash flows for the years ended December 31, 2016 and 2015 in conformity with accounting principles generally accepted in the United States of America.

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

April 7, 2017

15th Floor, Aubin House, 171-172 Gloucester Road, Wan Chai, Hong Kong

Tel : (852) 2573 2296       Fax : (852) 3015 3860        http://hkcmcpa.us

INNOCOM TECHNOLOGY HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2016 AND 2015

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	As of December 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$1,643	$2,206

TOTAL ASSETS	$1,643	$2,206

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$84,727	$84,727
Amount due to a related party	327,003	283,282
Other payables and accrued liabilities	291,217	212,653

Total current liabilities	702,947	580,662

Commitments and contingencies

Stockholders’ deficit:
Common stock, $0.001 par value; 490,000,000 shares authorized; 220,631,841 shares issued and outstanding as of December 31, 2016 and 2015	220,632	220,632
Additional paid-in capital	12,200,509	12,200,509
Accumulated other comprehensive income	286,884	286,884
Accumulated deficit	(13,409,329)	(13,286,481)

Total stockholders’ deficit	(701,304)	(578,456)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,643	$2,206

See accompanying notes to consolidated financial statements.

INNOCOM TECHNOLOGY HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Years ended December 31,
	2016	2015

Revenues, net:	$-	$-

Cost of revenue	-	-

Gross profit	-	-

Operating expenses:
General and administrative	(122,848)	(141,938)
Total operating expenses	(122,848)	(141,938)

LOSS BEFORE INCOME TAXES	(122,848)	(141,938)

Income tax expense	-	-

NET LOSS	$(122,848)	$(141,938)

Other comprehensive income:
- Foreign currency translation gain	-	-

COMPREHENSIVE LOSS	$(122,848)	$(141,938)

Net loss per share – Basic and diluted	(0.00)	(0.00)

Weighted average common shares outstanding – Basic and diluted	220,631,841	220,631,841

See accompanying notes to consolidated financial statements.

INNOCOM TECHNOLOGY HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

(Currency expressed in United States Dollars (“US$”))

	Years ended December 31,
	2016	2015

Cash flows from operating activities:
Net loss	$(122,848)	$(141,938)

Change in operating assets and liabilities:
Prepayments and other receivables	-	1,547
Other payables and accrued liabilities	78,564	57,505
Net cash used in operating activities	(44,284)	(82,886)

Cash flows from financing activities:
Advances from a related party	43,721	82,600
Net cash provided by financing activities	43,721	82,600

Effect of exchange rate changes on cash and cash equivalents	-	-

Net change in cash and cash equivalents	(563)	(286)

CASH AND CASH EQUIVALENT, BEGINNING OF YEAR	2,206	2,492

CASH AND CASH EQUIVALENT, END OF YEAR	$1,643	$2,206

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

See accompanying notes to consolidated financial statements.

INNOCOM TECHNOLOGY HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Common stock		Additional paid-in capital	Accumulated other comprehensive income	Accumulated deficit	Total Stockholders’ deficit
	No. of shares	Amount

Balance as of January 1, 2015	220,631,841	$220,632	$12,200,509	$286,884	$(13,144,543)	$(436,518)

Net loss for the year	-	-	-	-	(141,938)	(141,938)
Balance as of December 31, 2015	220,631,841	$220,632	$12,200,509	$286,884	$(13,286,481)	$(578,456)

Net loss for the year	-	-	-	-	(122,848)	(122,848)
Balance as of December 31, 2016	220,631,841	$220,632	$12,200,509	$286,884	$(13,409,329)	$(701,304)

See accompanying notes to consolidated financial statements.

INNOCOM TECHNOLOGY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

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

From its inception, the Company has suffered from continuous losses with an accumulated deficit of $13,409,329 as of December 31, 2016 and experienced negative cash flows from operations. The continuation of the Company as a going concern through December 31, 2016 is dependent upon the continued financial support from its stockholders. Management believes the Company is currently pursuing additional financing for its operations. However, there is no assurance that the Company will be successful in securing sufficient funds to sustain the operations.

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

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

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

•

Income taxes

The provision for income taxes is determined in accordance with the provisions of ASC Topic 740, “Income Taxes’ (“ASC 740”). Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted income tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Any effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

The Company did not have any unrecognized tax positions or benefits and there was no effect on the financial condition or results of operations for the years ended December 31, 2016 and 2015. The Company and its subsidiaries are subject to local and various foreign tax jurisdictions. The Company’s tax returns remain open subject to examination by major tax jurisdictions.

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

The reporting currency of the Company is United States Dollars (“US$”). The Company’s subsidiaries operating in Hong Kong and the PRC maintained their books and records in their local currency, Hong Kong Dollars (“HK$”) and Renminbi Yuan (“RMB”), which are functional currencies as being the primary currency of the economic environment in which these entities operate.

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

INNOCOM TECHNOLOGY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

(Currency expressed in United States Dollars (“US$”), except for number of shares)

Translation of amounts from its reporting currencies into US$ has been made at the following exchange rates for the respective year:

	2016	2015
Year-end HK$:US$1 exchange rate	7.75434	7.75042
Annual average HK$:US$1 exchange rate	7.76173	7.75212

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

The Company also follows the guidance of the ASC Topic 820-10, “Fair Value Measurements and Disclosures’ (“ASC 820-10”), with respect to financial assets and liabilities that are measured at fair value. ASC 820-10 establishes a three-tier fair value hierarchy that prioritizes the inputs used in measuring fair value as follows:

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

•

Recent accounting pronouncements

In May 2014, the Financial Accounting Standard Board (“FASB”) issued ASU 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. In July 2015, the FASB approved a one-year deferral of the effective date of the new revenue recognition standard. The amendments in ASU 2014-09 are effective for public companies for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The standard permits the use of either the retrospective or cumulative effect transition method. In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606), Principal versus Agent Considerations (Reporting Revenue versus Net). In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606), Identifying Performance Obligations and Licensing. In May 2016, the FASB issued ASU 2016-11, Revenue from Contracts with Customers (Topic 606) and Derivatives and Hedging (Topic 815) - Rescission of SEC Guidance Because of ASU 2014-09 and 2014-16, and ASU 2016-12, Revenue from Contracts with Customers (Topic 606) - Narrow Scope Improvements and Practical Expedients. These ASUs clarify the implementation guidance on a few narrow areas and adds some practical expedients to the guidance Topic 606. The Company is evaluating the effect the ASUs will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of these standards on its ongoing financial reporting.

INNOCOM TECHNOLOGY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

(Currency expressed in United States Dollars (“US$”), except for number of shares)

In June 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40) which provides guidance to an organization’s management, with principles and definitions that are intended to reduce diversity in the timing and content of disclosures that are commonly provided by organizations today in the financial statement footnotes. This guidance in ASU 2014-15 is effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016. Early application is permitted for annual or interim reporting periods for which the financial statements have not previously been issued. The Company does not expect that the adoption will have a material impact on its consolidated financial statements.

In November 2014, FASB issued Accounting Standards Update No. 2014-16, Derivatives and Hedging (Topic 815): Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity (a consensus of the FASB Emerging Issues Task Force). The amendments permit the use of the Fed Funds Effective Swap Rate (also referred to as the Overnight Index Swap Rate, or OIS) as a benchmark interest rate for hedge accounting purposes. Public business entities are required to implement the new requirements in fiscal years (and interim periods within those fiscal years) beginning after December 15, 2015. The Company does not expect the adoption of ASU 2014-16 to have a material impact on its consolidated financial statements.

In February 2015, the FASB issued ASU 2015-02 Consolidation (Topic 810): Amendments to the Consolidation Analysis. ASU 2015-02 changes the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. It is effective for annual reporting periods, and interim periods within those years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. The Company is currently in the process of evaluating the impact of the adoption of ASU 2015-02 on its consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03 Simplifying the Presentation of Debt Issuance Costs, which changes the presentation of debt issuance costs in the financial statements. ASU 2015-03 requires an entity to present such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs will continue to be reported as interest expense. The guidance is effective for annual reporting periods beginning after December 15, 2016, with early adoption permitted. The guidance will be applied retrospectively to each period presented. The adoption of this standard update is not expected to have any impact on the Company’s financial statements.

In July 2015, the FASB issued ASU 2015-11, Inventory, which requires an entity to measure inventory within the scope at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The effective date for the standard is for fiscal years beginning after December 15, 2016. Early adoption is permitted. The Company does not expect the adoption of ASU 2015-11 to have a material impact on its consolidated financial statements.

In September 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments. To simplify the accounting for adjustments made to provisional amounts recognized in a business combination, the amendments eliminate the requirement to retrospectively account for those adjustments. For public business entities, the amendments are effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. The amendments should be applied prospectively to adjustments to provisional amounts that occur after the effective date with earlier application permitted for financial statements that have not been issued. The Company does not expect the adoption of ASU 2015-16 to have a material impact on its consolidated financial statements.

In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. To simplify the presentation of deferred income taxes, the amendments in this update require that deferred income tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The amendments in ASU 2015-17 are effective for public business entities for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The amendments may be applied prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. The Company does not expect that the adoption will have a material impact on its consolidated financial statements.

INNOCOM TECHNOLOGY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

(Currency expressed in United States Dollars (“US$”), except for number of shares)

In January 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The amendments in this update require all equity investments to be measured at fair value with changes in the fair value recognized through net income (other than those accounted for under equity method of accounting or those that result in consolidation of the investee). The amendments in this update also require an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. The amendments in ASU 2016-01 are effective for public companies for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company does not expect that the adoption will have a material impact on its consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The new standard establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company does not expect that the adoption will have a material impact on its consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-07, Simplifying the Transition to the Equity Method of Accounting, which eliminates the requirement to apply the equity method of accounting retrospectively when a reporting entity obtains significant influence over a previously held investment. The amendments in ASU 2016-07 are effective for public companies for fiscal years beginning after December 15, 2016 including interim periods therein. Early adoption is permitted. The new standard should be applied prospectively for investments that qualify for the equity method of accounting after the effective date. The Company does not expect that the adoption will have a material impact on its consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting, which includes amendments to accounting for income taxes at settlement, forfeitures, and net settlements to cover withholding taxes. The amendments in ASU 2016-09 are effective for public companies for fiscal years beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted but requires all elements of the amendments to be adopted at once rather than individually. The Company is evaluating the effect that ASU No. 2016-09 will have on the Company’s consolidated financial statements and related disclosures.

In June 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments-Credit Losses (Topic 326), which requires entities to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. This replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early application will be permitted for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company is currently evaluating the impact that the standard will have on its consolidated financial statements and related disclosures.

In August 2016, the FASB issued ASU No. 2016-15, Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 clarifies the presentation and classification of certain cash receipts and cash payments in the statement of cash flows. This ASU is effective for public business entities for fiscal years, and interim periods within those years, beginning after December 15, 2017. Early adoption is permitted. The Company is currently assessing the potential impact of ASU 2016-15 on its financial statements and related disclosures.

In October 2016, the FASB issued ASU No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory. This ASU improves the accounting for the income tax consequences of intra-entity transfers of assets other than inventory. This ASU is effective for fiscal years and interim periods within those years beginning after December 15, 2017. Early adoption is permitted. The Company does not anticipate that the adoption of this ASU to have a significant impact on its consolidated financial statements.

INNOCOM TECHNOLOGY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

(Currency expressed in United States Dollars (“US$”), except for number of shares)

In October 2016, the FASB issued ASU No. 2016-17, Consolidation (Topic 810): Interests Held through Related Parties That Are Under Common Control. The amendments in this ASU change how a reporting entity that is the single decision maker of a variable interest entity should treat indirect interests in the entity held through related parties that are under common control with the reporting entity when determining whether it is the primary beneficiary of that variable interest entity. The ASU is effective for fiscal years and interim periods within those years beginning after December 15, 2016. The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

In November 2016, the FASB issued Accounting Standards Update 2016-18 (ASU 2016-18), Statement of Cash Flows: Restricted Cash. This ASU provides guidance on the classification of restricted cash in the statement of cash flows. The amendments in this ASU are effective for interim and annual periods beginning after December 15, 2017. Early adoption is permitted. The amendments in the ASU should be adopted on a retrospective basis. The Company does not expect that adoption of this ASU to have a material effect on its consolidated financial statements.

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

4.

AMOUNT DUE TO A RELATED PARTY

As of December 31, 2016 and 2015, amount due to a related party represented temporary advances made by a director and a major shareholder of the Company, Mr. William Hui, which was unsecured, interest-free with no fixed repayment term. Imputed interest on related party loan is not significant.

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

Hong Kong

For the years ended December 31, 2016 and 2015, no provision for Hong Kong Profits Tax is provided for, since the Company’s income neither arises in, nor is derived from Hong Kong under its applicable tax law. The reconciliation of income tax rate to the effective income tax rate based on loss before income taxes from foreign operation for the years ended December 31, 2016 and 2015 are as follows:

	Years ended December 31,
	2016	2015

Loss before income taxes	$(122,848)	$(141,938)
Statutory income tax rate	16.5%	16.5%
Income tax impact at Hong Kong Profits Tax	(20,269)	(23,419)
Non-deductible items	20,269	23,419

Income tax expense	$-	$-

As of December 31, 2016, Hong Kong operation generated approximately $1,420,970 of net operating loss carryforwards for Hong Kong tax purpose at no expiration.

INNOCOM TECHNOLOGY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

(Currency expressed in United States Dollars (“US$”), except for number of shares)

The PRC

For the years ended December 31, 2016 and 2015, the Company generated no operating result and accordingly, no provision for income tax has been recorded.

As of December 31, 2016, the PRC operation incurred $1,851,211 of net operating losses carryforward available for income tax purposes that may be used to offset future taxable income and will begin to expire in 5 years from the year of incurrence, if unutilized. The Company has provided for a full valuation allowance against the deferred tax assets on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

The following table sets forth the significant components of the aggregate net deferred tax assets of the Company as of December 31, 2016 and 2015:

	As of December 31,
	2016	2015
Deferred tax assets:
Net operating loss carryforward from:
– United States of America	$2,172,373	$2,172,373
– Hong Kong	234,459	214,190
– The PRC	462,803	462,803
Total deferred tax assets	2,869,635	2,849,366
Less: valuation allowance	(2,869,635)	(2,849,366)
Net deferred tax assets	$-	$-

As of December 31, 2016, the Company incurred $9,376,381 the aggregate net operating loss carryforwards available to offset its taxable income for income tax purposes. The Company has provided for a full valuation allowance against the deferred tax assets of $2,869,635 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future. For the year ended December 31, 2016, the valuation allowance increased by $20,269, primarily relating to net operating loss carryforwards.

6.

STOCKHOLDERS’ EQUITY

As of December 31, 2016 and 2015, the Company had a total of 220,631,841 shares of its common stock issued and outstanding.

7.

COMMITMENTS AND CONTINGENCIES

For the years ended December 31, 2016 and 2015, the Company utilized office space of a director and stockholder at no charge. Such costs are immaterial to the financial statements and accordingly are not reflected herein.

8.

SUBSEQUENT EVENTS

In accordance with ASC Topic 855, ‘subsequent Events’, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after December 31, 2016 up through the date the Company issued the audited consolidated financial statements. During the period, the Company did not have any material recognizable subsequent events.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

ITEM 9A. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Our chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2016, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. In making this assessment, the company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on this assessment, our management concluded that, as of December 31, 2016, our internal control over financial reporting was effective.

(c) Changes in Internal Controls

No change in our internal control over financial reporting occurred during the fiscal year ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None

PART III.

Item 10. Directors, Executive Officers and Corporate Governance.

DIRECTORS AND EXECUTIVE OFFICERS

Our directors and officers, as of December 31, 2016, are set forth below. The directors hold office for their respective term and until their successors are duly elected and qualified. Vacancies in the existing Board are filled by a majority vote of the remaining directors. The officers serve at the will of the Board of Directors.

Name	Age	Position	Since

Hui Yan Sui, William	51	Chairman and Chief Executive Officer	2006

Tang Chin Pang, Eric	55	Executive Director	2006

Cheung Wai Hung, Eddie	62	Chief Financial Officer	2007

Hui Yan Sui, William, age 51, has approximately 20 years experience in industrial management. In 1986, Mr. Hui established Yat Lung Industrial Limited (Yat Lung), a company that manufactures cassette and video tapes. Mr. Hui is currently a director of Yat Lung. In 2002, Yat Lung became a wholly owned subsidiary of Swing Media Technology Group Limited (Swing Media), an investment holding company that manufactures and trades cassette tapes, video tapes, VCD’s, CDR’s and DVDR’s through its subsidiaries. From January 2002 until May 2003, Mr. Hui served as Chairman and Chief Executive Officer of Swing Media. Mr. Hui resigned as CEO of Swing Media in May 2003 and retains his position as Chairman. Swing Media is a company listed on the Singapore Stock Exchange Dealings and Automated Quotation System (the ‘sGX-SESDAQ”). In 2003, Mr. Hui established Chinarise Capital (International) Limited (Chinarise), a company that trades mobile phone handsets and components in Hong Kong. He is currently the director of Chinarise. Based on Mr. Hui’s management experience and expertise in manufacturing, we believe that Mr. Hui is well qualified to serve as our Chairman and Chief Executive Officer.

Tang Chin Pang, Eric, age 55, has been our director since October 2005. Before joining us in October 2005, Mr. Tang is the corporate consultant for three years. From 1984 to 2001, Mr. Tang worked at Deloitte Touche Tohmatsu for seventeen years, including his last position as an audit senior manager. Mr. Tang graduated from Hong Kong Shue Yan University in 1984. He is a fellow of the Association of Chartered Certified Accountants and an associate member of the Hong Kong Institute of Certified Public Accountants. Based on Mr. Tang’s experience in finance and compliance issues, we believe that Mr. Tang is well qualified to serve on our Board.

Cheung Wai Hung, Eddie, age 62, has been a branch manager of Shanghai Commercial Bank Limited for the past 12 years up to May 14, 2007. Mr. Cheung possesses a Bachelor degree of Commerce from Curtin University of Technology, Perth W. Australia, in 1998.

Non-Executive Directors: The following non-executive officers do not vote on executive board matters, but act as a non-executive advisory board.

Name	Age	Position	Since

Tan Ah Mee	70	Non-executive Director	2006

Lau Yiu Nam, Eric	57	Non-executive Director	2006

Qian Jian Yu, Mike	53	Non-executive Director	2007

Dr. Tan Ah Mee, age 70, holds Doctor of Philosphy from International Management Centre, Buckingham, United Kingdom. Dr. Tan is Ex-Rotarian (Chartered) of Rotary Club of Tebrau, Jogn Baru and Elected Council Member of the Singapore Confederation of Industries (1998 – 2000), He is director of Heng Da Investments Pte. Limited, Ingmedia Pte. Limited and Yorkshire Capital Pte. Limited

Lau Yiu Nam, Eric, age 57, was admitted as a barrister in England and Australia. Mr. Lau returned to Hong Kong in 1983 and was employed in the Attorney General’s Chambers as Crown Counsel before he went into private practice in 1996. Currently, Mr. Lau is the Head of his Chambers in Hong Kong which comprised of over 15 barristers practicing in commercial and civil litigation. He is independent non-executive director of Swing Media.

Qian Jian Yu, Mike, age 53, is the General Manager and founder of Shanghai Boda Electronics Co., Ltd. (“Boda”). Prior to the establishment of Boda in September 2001, Mr. Qian worked for Arrow Electronics China Limited from 1998 to 2001. From 1986 to 1998, Mr. Qian worked for the Shanghai Space Bureau. Mr. Qian graduated from Nanjing University in 1986.

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

Item 11. Executive Compensation

COMPENSATION DISCUSSION AND ANALYSIS

Background and Compensation Philosophy

Our board of directors consists of six individuals : (1) Hui Yan Sui, William, our Chief Executive Officer, Chairman of the Board and beneficial owner of 89.61% of our common stock; (2) Tang Chin Pang, Eric, our Executive Director; (3) Cheung Wai Hung, Eddie, our Chief Financial Officer; (4) Tan Ah Mee, a non-executive director; (5) Lau Yiu Nam, Eric, a non-executive director and (6) Qian Jian Yu, Mike, a non-executive director. Our board of directors have historically determined the compensation to be paid to our executive officers based on our financial and operating performance and prospects, the level of compensation paid to similarly situated executives in comparably sized companies and contributions made by the officers’ to our success. Each of the named officers will be measured by a series of performance criteria by the board of directors, or the compensation committee when it is established, on a yearly basis. Such criteria will be set forth based on certain objective parameters such as job characteristics, required professionalism, management skills, interpersonal skills, related experience, personal performance and overall corporate performance.

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

Base Salary

The yearly base salary of Mr. Cheung Wai Hung, Eddie for 2016 was $54,112 (2015: $54,179). Mr. Hui Yan Sui, William and Mr. Tang Chin Pang, Eric received no salary in 2016 and 2015.

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

SUMMARY COMPENSATION TABLE

The following table sets forth the cash and non-cash compensation for the years indicated earned by or awarded to Hui Yan Sui, William, our Chief Executive Officer, Cheung Wai Hung, Eddie, our Chief Financial Officer, and our other executive officers and employees whose total cash compensation exceeded $120,000, or the Named Executive Officers and employees, in fiscal year 2016.

Summary Compensation Table

						Non-Equity	Nonqualified
Name						Incentive	Deferred	All
and				Stock	Option	Plan	Compensation	Other
Principal		Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total
Position	Year	($)	($)	($)	($)	($)	($)	($)	($)

Hui Yan Sui, William Chief Executive Officer; Director	2016	-	-	-	-	-	-	-	-
	2015	-	-	-	-	-	-	-	-

Tang Chin Pang, Eric Executive Director	2016	-	-	-	-	-	-	-	-

	2015	-	-	-	-	-	-	-	-

Cheung Wai Hung, Eddie Chief Financial Officer	2016	54,112	-	-	-	-	-	-	54,112

	2015	54,179	-	-	-	-	-	-	54,179

Employment Agreements

No directors or officers have employment agreements with the Company or its subsidiary companies.

Compensation of Directors

There is no compensation awarded to or paid to the directors during 2016.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Beneficial ownership is shown as of December 31, 2016, for shares held by (i) each person or entity known to us to be the beneficial owner of more than 5% of our issued and outstanding shares of common stock based solely upon a review of filings made with the Commission and our knowledge of the issuances by us, (ii) each of our directors, (iii) our Chief Executive Officer and our three other most highly compensated officers whose compensation exceeded $120,000 during the fiscal year ended December 31, 2016, or the Named Executive Officers, and (iv) all of our current directors and executive officers as a group. Unless otherwise indicated, the persons listed below have sole voting and investment power with respect to the shares and may be reached at Unit 2807, 28th Floor, The Centre, 99 Queen’s Road Central, Hong Kong, PRC.

Security Ownership - Certain Beneficial Owners

There are no Beneficial Owners outside of management that own more than 5% of the issued and outstanding shares of common stock. Please see the table below for certain beneficial ownership by management.

Security Ownership – Management

Amount
		And			Percentage
		Nature of			of Class
		Beneficial			Beneficially
Beneficial Owner (including address)	Title of class	Ownership (1)		Total	Owned[3]
Hui Yan Sui, William (2)	Common	197,705,590	D	197,705,590	89.61%
Cheung Wai Hung, Eddie (2)	Common	8,135,430		8,135,430	3.69%
Tang Chin Pang, Eric (2)	Common	-0-		-0-	-0-%
Dr. Tan Ah Mee (2)	Common	-0-		-0-	-0-%
Lau Yiu Nam, Eric (2)	Common	-0-		-0-	-0-%
Qian Jian Yu, Mike (2)	Common	-0-		-0-	-0-%
Total		205,841,020		205,841,020	93.3%

Notes:

(1)

(D) stands for direct ownership; (I) stands for indirect ownership

(2)

All officers and directors use the Company’s address, Unit 2807, 28th Floor, The Centre, 99 Queen’s Road Central, Hong Kong, PRC.

(3)

Percentage is based on 220,634,126 shares of issued and outstanding common stock.

Changes in Control

There are no arrangements, known to the Registrant, including any pledge by any person of securities of the Registrant which may at a subsequent date result in a change in control of the Registrant.

Securities Authorized for Issuance under Equity Compensation Plans

There is no equity or option granted during 2016.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

As of December 31, 2016, a balance of $327,003 due to a director and a major shareholder of the Company, Mr. Hui Yan Sui, William represented a loan advanced to the Company which was unsecured, interest-free and has no fixed repayment term. The imputed interest on the amount due to a stockholder was not significant.

We utilize office facilities that is rented by Chinarise Capital (Hong Kong) Limited, a company owned and controlled by William Hui. No rental was paid for both 2016 and 2015.

Director Independence

As of December 31, 2016, the Company had two Directors serving on the Board of Directors. The Company is not currently a listed issuer and, as such, is not subject to any director independence standards using the definition of independence set forth in the Nasdaq Marketplace Rule 4200(a)(15).

Item 14. Principal Accountant Fees and Services.

The following is a summary of the fees billed to us by HKCMCPA Company Limited (formerly ZYCPA Company Limited), the Company’s current auditors for professional services rendered for the years ended December 31, 2016 and 2015:

Service	2016	2015
Audit Fees	$14,172	$14,190
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-

TOTAL	$14,172	$14,190

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

INNOCOM TECHNOLOGY HOLDINGS, INC.

/s/ William Yan Sui Hui
Dated: April 7, 2017	William Yan Sui Hui, Chief Executive Officer (Principal executive officer)

/s/ Cheung Wai Hung Eddie
Dated: April 7, 2017	Cheung Wai Hung, Eddie, Chief Financial Officer (Principal Accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated by the dates.

/s/ Yan Sui Hui William	/s/ Tang Chin Pang Eric
William Yan Sui Hui, Director	Tang Chin Pang, Eric, Director
Dated: April 7 2017	Dated: April 7, 2017