Form 10-Q
period 2017-03-31
INNOCOM TECHNOLOGY HOLDINGS, INC.
filed 2017-05-17
CIK 1076541

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

  X .

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarter ended March 31, 2017

Commission File Number 0-50164

INNOCOM TECHNOLOGY HOLDINGS, INC.

(Exact Name of small business issuer as specified in its charter)

NEVADA	87-0618756
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

Unit 2807, 28/F., 99 Queen’s Road, Hong Kong, PRC (Address of principal executive offices)	Not applicable (Zip code)

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

Yes  X . No      .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange:

Large accelerated filer .	Accelerated filer .
Non-accelerated filer .	Smaller reporting company X .
Emerging growth company .

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

Indicate by check mark whether the registrant is a shell company (as defined in Rue 12b-2of the Exchange Act). Yes  X . No      .

The number of shares outstanding of each of the Registrant’s classes of common stock, as of May 15, 2017 was 220,631,841 shares, all of one class of $0.001 par value Common Stock.

INNOCOM TECHNOLOGY HOLDINGS, INC.

FORM 10-Q

Quarter Ended March 31, 2017

SPECIAL NOTE ON FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2 of Part I of this report include forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by forward-looking statements.

In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “proposed,” “intended,” or “continue” or the negative of these terms or other comparable terminology. You should read statements that contain these words carefully, because they discuss our expectations about our future operating results or our future financial condition or state other “forward-looking” information. There may be events in the future that we are not able to accurately predict or control. Before you invest in our securities, you should be aware that the occurrence of any of the events described in this Annual Report could substantially harm our business, results of operations and financial condition, and that upon the occurrence of any of these events, the trading price of our securities could decline and you could lose all or part of your investment. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, growth rates, levels of activity, performance or achievements. We are under no duty to update any of the forward-looking statements after the date of this Quarterly Report to conform these statements to actual results.

PART I. FINANCIAL INFORMATION

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

INNOCOM TECHNOLOGY HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2017 AND DECEMBER 31, 2016

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	March 31, 2017	December 31, 2016
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$1,742	$1,643

TOTAL ASSETS	$1,742	$1,643

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$84,727	$84,727
Amount due to a related party	327,685	327,003
Other payables and accrued liabilities	307,905	291,217

Total current liabilities	720,317	702,947

Commitments and contingencies

Stockholders’ deficit:
Common stock, $0.001 par value; 490,000,000 shares authorized; 220,631,841 and 220,631,841 shares issued and outstanding as of March 31, 2017 and December 31, 2016, respectively	220,632	220,632
Additional paid-in capital	12,200,509	12,200,509
Accumulated other comprehensive income	286,881	286,884
Accumulated deficit	(13,426,597)	(13,409,329)

Total stockholders’ deficit	(718,575)	(701,304)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,742	$1,643

See accompanying notes to condensed consolidated financial statements.

INNOCOM TECHNOLOGY HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF

OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Three months ended March 31,
	2017	2016

Revenues, net:	$-	$-

Cost of revenue	-	-

Gross profit	-	-

Operating expenses:
General and administrative	(17,268)	(42,971)
Total operating expenses	(17,268)	(42,971)

LOSS BEFORE INCOME TAXES	(17,268)	(42,971)

Income tax expense	-	-

NET LOSS	$(17,268)	$(42,971)

Other comprehensive income:
- Foreign currency translation loss	(3)	(549)

COMPREHENSIVE LOSS	$(17,271)	$(43,520)

Net loss per share – Basic and diluted	$(0.00)	$(0.00)

Weighted average common shares outstanding – Basic and diluted	220,631,841	220,631,841

See accompanying notes to condensed consolidated financial statements.

INNOCOM TECHNOLOGY HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

	Three months ended March 31,
	2017	2016

Cash flows from operating activities:
Net loss	$(17,268)	$(42,971)

Change in operating assets and liabilities:
Other payables and accrued liabilities	16,688	34,567
Net cash used in operating activities	(580)	(8,404)

Cash flows from financing activities:
Advances from a related party	682	9,767
Net cash provided by financing activities	682	9,767

Effect of exchange rate changes on cash and cash equivalents	(3)	(549)

Net change in cash and cash equivalents	99	814

CASH AND CASH EQUIVALENT, BEGINNING OF PERIOD	1,643	2,206

CASH AND CASH EQUIVALENT, END OF PERIOD	$1,742	$3,020

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

See accompanying notes to condensed consolidated financial statements.

INNOCOM TECHNOLOGY HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2017

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Common stock		Additional paid-in capital	Accumulated other comprehensive income	Accumulated deficit	Total stockholders’ deficit
	No. of shares	Amount

Balance as of January 1, 2017	220,631,841	$220,632	$12,200,509	$286,884	$(13,409,329)	$(701,304)

Net loss for the period	-	-	-	-	(17,268)	(17,268)

Foreign currency translation adjustment	-	-	-	(3)	-	(3)
Balance as of March 31, 2017	220,631,841	$220,632	$12,200,509	$286,881	$(13,426,597)	$(718,575)

See accompanying notes to condensed consolidated financial statements.

INNOCOM TECHNOLOGY HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2017

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

NOTE－1. BASIS OF PRESENTATION

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

In the opinion of management, the consolidated balance sheet as of December 31, 2016 which has been derived from audited financial statements and these unaudited condensed consolidated financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the period ended March 31, 2017 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2017 or for any future period.

These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the Management’s Discussion and the audited financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2016.

NOTE－2. ORGANIZATION AND BUSINESS BACKGROUND

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

NOTE－3. GOING CONCERN UNCERTAINTIES

The accompanying condensed consolidated financial statements have been prepared using the going concern basis of accounting, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

For the period ended March 31, 2017, the Company has experienced a continuous loss of $17,268 with an accumulated deficit of $13,426,597 as of that date. The continuation of the Company as a going concern through March 31, 2017 is dependent upon the continued financial support from its stockholders. Management believes this funding will continue, and is also actively seeking new investors. Management believes the existing stockholders will provide the additional cash to meet the Company’s obligations as they become due, and will allow its planned principal business to commence and assembly the production lines of mobile handsets and components in the PRC.

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

FOR THE THREE MONTHS ENDED MARCH 31, 2017

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

NOTE－4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The Company did not have any unrecognized tax positions or benefits and there was no effect on the financial condition or results of operations for the three months ended March 31, 2017. The Company and its subsidiaries are subject to local and various foreign tax jurisdictions. The Company’s tax returns remain open subject to examination by major tax jurisdictions.

INNOCOM TECHNOLOGY HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2017

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

Translation of amounts from RMB and HK$ into US$1 has been made at the following exchange rates for the respective period:

	March 31, 2017	March 31, 2016
Period-end RMB:US$1 exchange rate	6.8905	6.4479
Average period RMB:US$1 exchange rate	6.8882	6.5395
Period-end HK$:US$1 exchange rate	7.7704	7.7545
Average period HK$:US$1 exchange rate	7.7601	7.7734

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

FOR THE THREE MONTHS ENDED MARCH 31, 2017

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

The Company also follows the guidance of the ASC Topic 820-10, “Fair Value Measurements and Disclosures” (“ASC 820-10”), with respect to financial assets and liabilities that are measured at fair value. ASC 820-10 establishes a three-tier fair value hierarchy that prioritizes the inputs used in measuring fair value as follows:

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

NOTE－5. AMOUNT DUE TO A RELATED PARTY

As of March 31, 2017, the balance represented temporary advances made by a director and a major stockholder of the Company, Mr. William Hui, which was unsecured, interest-free with no fixed repayment term.

NOTE－6. INCOME TAXES

The Company operates in various countries: United States, British Virgin Island and Hong Kong that are subject to taxes in the jurisdictions in which they operate, as follows:

United States of America

The Company is registered in the State of Nevada and is subject to United States current tax law.

British Virgin Island

Under the current BVI law, the Company is not subject to tax on income.

Hong Kong

For the three months ended March 31, 2017, no provision for Hong Kong Profits Tax is made for as the Company’s income neither arises in, nor is derived from Hong Kong under its applicable tax law.

NOTE－7. COMMITMENTS AND CONTINGENCIES

For the three months ended March 31, 2017 and 2016, the Company utilized office space of a director and stockholder at no charge. Such costs are immaterial to the financial statements and accordingly are not reflected herein.

NOTE－8

SUBSEQUENT EVENTS

The Company evaluated subsequent events through the date the financial statements were issued and filed with this Form 10-Q. There were no subsequent events that required recognition or disclosure.

ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

The following review concerns three months ended March 31, 2017 and 2016, which should be read in conjunction with the financial statements and notes thereto presented in the Form 10-K.

Forward Looking Statements

The information in this discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties, including statements regarding our capital needs, business strategy and expectations. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expect”, “plan”, “intend”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or “continue”, the negative of such terms or other comparable terminology. Actual events or results may differ materially. We disclaim any obligation to publicly update these statements, or disclose any difference between its actual results and those reflected in these statements. The information constitutes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.

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

In February 2012, we established a new Hong Kong subsidiary company, named Lead Faith International Trading Limited, to explore possible trading business. We disposed of this subsidiary at cost in April 2012 because after further review we considered subsidiaries business model as not viable.

Results of Operations for Three Months ended March 31, 2017 and March 31, 2016

During the three months ended March 31, 2017, we experienced a net loss of $17,268 compared to a net loss of $42,971 for three months ended March 31, 2016. The loss represents total general and administrative expenses for the period.

Revenue

We did not have trading business for both three months ended March 31, 2017 and March 31, 2016. As a result of discontinuation of our business and operations in the manufacture of mobile communication products and components in the PRC, we had no revenue recorded for both three month periods ended March 31, 2017 and March 31, 2016.

Administrative Expenses

Administrative expenses mainly included salaries and professional fees.

Net Loss

Net loss for the three months ended March 31, 2017 was $17,268 compared to net loss of $42,971 for the three months ended March 31, 2016. Losses of both periods represent the total general and administrative expenses for the periods. The loss for the three months ended March 31, 2017 deceased as compared with the loss for the three months ended March 31, 2016. This is essentially attributable to decrease of travelling expenses.

Trends, Events, and Uncertainties

N/A

Liquidity and Capital Resources for Three Months Ended March 31, 2017 and 2016

Cash flows from operating activities

We experienced negative cash flows used in operations in the amount of $580 for three months ended March 31, 2017 as compared with negative cash flow used in the operations in the amount of $8,404 for three months ended March 31, 2016. The decrease of negative cash flows is due to increase of other payables and accrued liabilities for the three months ended 2017.

As the Company did not have any revenue during both periods, the cash flows used in operations represented general and administrative expenses paid from related party loan proceeds.

Cash flows from investing activities

During three months ended March 31, 2017, we had no investing activities.

During three months ended March 31, 2016, we had no investing activities.

Cash flows from financing activities

We experienced positive cash flow advanced from a related party in the amount of $682 and $9,767 for the three months ended March 31, 2017 and 2016.

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

Employees

As of March 31, 2017 we had approximately 2 full-time employees employed in Hong Kong. From time to time we employ independent contractors to support our production, engineering, marketing, and sales departments.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable to Smaller Reporting Companies.

ITEM 4T. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.

Based on an evaluation under the supervision and with the participation of management, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as defined in Section 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”) were effective as of March 31, 2017 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2017, which were identified in connection with management’s evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

INNOCOM TECHNOLOGY HOLDINGS, INC.

/s/ William Yan Sui Hui
Dated: May 15, 2017	William Yan Sui Hui, Chief Executive Officer (Principal executive officer)

/s/ Cheung Wai Hung, Eddie
Dated: May 15, 2017	Cheung Wai Hung, Eddie, Chief Financial Officer (Principal financial officer)