Form 10-Q
period 2017-06-30
INNOCOM TECHNOLOGY HOLDINGS, INC.
filed 2017-08-14
CIK 1076541

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

___________________________________________________________

FORM 10-Q

___________________________________________________________

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarter ended June 30, 2017

Commission File Number 0-50164

___________________________________________________________

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

________________________________________________________________

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

Yes [X] No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes [X] No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange:

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]
Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rue 12b-2of the Exchange Act).

Yes [X] No [   ]

The number of shares outstanding of each of the Registrant’s classes of common stock, as of August 14, 2017 was 220,631,841 shares, all of one class of $0.001 par value Common Stock.

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

PART I.FINANCIAL INFORMATION

ITEM 1.  Financial Statements

INNOCOM TECHNOLOGY HOLDINGS, INC.

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

INNOCOM TECHNOLOGY HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2017 AND DECEMBER 31, 2016

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	June 30, 2017	December 31, 2016
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$3,707	$1,643

TOTAL ASSETS	$3,707	$1,643

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$84,727	$84,727
Amount due to a related party	330,161	327,003
Other payables and accrued liabilities	324,730	291,217

Total current liabilities	739,618	702,947

Commitments and contingencies

Stockholders’ deficit:
Common stock, $0.001 par value; 490,000,000 shares authorized; 220,631,841 and 220,631,841 shares issued and outstanding as of June 30, 2017 and December 31, 2016, respectively	220,632	220,632
Additional paid-in capital	12,200,509	12,200,509
Accumulated other comprehensive income	286,865	286,884
Accumulated deficit	(13,443,917)	(13,409,329)

Total stockholders’ deficit	(735,911)	(701,304)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$3,707	$1,643

See accompanying notes to condensed consolidated financial statements.

INNOCOM TECHNOLOGY HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF

OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2017 AND 2016

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016

Revenues, net:	$-	$-	$-	$-

Cost of revenue	-	-	-	-

Gross profit	-	-	-	-

Operating expenses:
General and administrative	(17,320)	(34,435)	(34,588)	(77,406)
Total operating expenses	(17,320)	(34,435)	(34,588)	(77,406)

LOSS BEFORE INCOME TAXES	(17,320)	(34,435)	(34,588)	(77,406)

Income tax expense	-	-	-	-

NET LOSS	(17,320)	(34,435)	$(34,588)	$(77,406)

Other comprehensive income:
- Foreign currency translation loss	(16)	(548)	(19)	1

COMPREHENSIVE LOSS	$(17,336)	$(34,983)	$(34,607)	$(77,405)

Net loss per share – Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average common shares outstanding – Basic and diluted	220,631,841	220,631,841	220,631,841	220,631,841

See accompanying notes to condensed consolidated financial statements.

INNOCOM TECHNOLOGY HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2017 AND 2016

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

	Six months ended June 30,
	2017	2016

Cash flows from operating activities:
Net loss	$(34,588)	$(77,406)

Change in operating assets and liabilities:
Other payables and accrued liabilities	33,513	44,531
Net cash used in operating activities	(1,075)	(32,875)

Cash flows from financing activities:
Advances from a related party	3,158	35,171
Net cash provided by financing activities	3,158	35,171

Effect of exchange rate changes on cash and cash equivalents	(19)	1

Net change in cash and cash equivalents	2,064	2,297

CASH AND CASH EQUIVALENT, BEGINNING OF PERIOD	1,643	2,206

CASH AND CASH EQUIVALENT, END OF PERIOD	$3,707	$4,503

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

See accompanying notes to condensed consolidated financial statements.

INNOCOM TECHNOLOGY HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2017

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Common stock		Additional paid-in capital	Accumulated other comprehensive income	Accumulated deficit	Total stockholders’ deficit
	No. of shares	Amount

Balance as of January 1, 2017	220,631,841	$220,632	$12,200,509	$286,884	$(13,409,329)	$(701,304)

Net loss for the period	-	-	-	-	(34,588)	(34,588)

Foreign currency translation adjustment	-	-	-	(19)	-	(19)
Balance as of June 30, 2017	220,631,841	$220,632	$12,200,509	$286,865	$(13,443,917)	$735,911

See accompanying notes to condensed consolidated financial statements.

INNOCOM TECHNOLOGY HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2017

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

NOTE－1BASIS OF PRESENTATION

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

In the opinion of management, the consolidated balance sheet as of December 31, 2016 which has been derived from audited financial statements and these unaudited condensed consolidated financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the period ended June 30, 2017 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2017 or for any future period.

These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the Management’s Discussion and the audited financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2016.

NOTE－2ORGANIZATION AND BUSINESS BACKGROUND

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

NOTE－3GOING CONCERN UNCERTAINTIES

The accompanying condensed consolidated financial statements have been prepared using the going concern basis of accounting, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

For the period ended June 30, 2017, the Company has experienced a continuous loss of $34,588 with an accumulated deficit of $13,443,917 as of that date. The continuation of the Company as a going concern through June 30, 2017 is dependent upon the continued financial support from its stockholders. Management believes this funding will continue, and is also actively seeking new investors. Management believes the existing stockholders will provide the additional cash to meet the Company’s obligations as they become due, and will allow its planned principal business to commence and assembly the production lines of mobile handsets and components in the PRC.

These factors raise substantial doubt about the Company’s ability to continue as a going concern. These condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets and liabilities that may result in the Company not being able to continue as a going concern.

NOTE－4SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying condensed consolidated financial statements reflect the application of certain significant accounting policies as described in this note and elsewhere in the accompanying condensed consolidated financial statements and notes.

•Shell company

The Company has ceased all of its business and is currently considered as a shell company.

•Use of estimates

In preparing these condensed consolidated financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheets and revenues and expenses during the periods reported. Actual results may differ from these estimates.

•Basis of consolidation

The condensed consolidated financial statements include the financial statements of INCM and its subsidiaries. All significant inter-company balances and transactions within the Company have been eliminated upon consolidation.

•Cash and cash equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments.

•Comprehensive income or loss

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

•Income taxes

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

The Company did not have any unrecognized tax positions or benefits and there was no effect on the financial condition or results of operations for the three and six months ended June 30, 2017. The Company and its subsidiaries are subject to local and various foreign tax jurisdictions. The Company’s tax returns remain open subject to examination by major tax jurisdictions.

•Net loss per share

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

•Foreign currencies translation

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

Translation of amounts from RMB and HK$ into US$1 has been made at the following exchange rates for the respective period:

	June 30, 2017	June 30, 2016
Period-end RMB:US$1 exchange rate	6.7769	6.6434
Average period RMB:US$1 exchange rate	6.8743	6.5354
Period-end HK$:US$1 exchange rate	7.8056	7.7586
Average period HK$:US$1 exchange rate	7.7731	7.7670

•Related parties

Parties, which can be a corporation or individual, are considered to be related if the Company has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operating decisions. Companies are also considered to be related if they are subject to common control or common significant influence.

•Fair value of financial instruments

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

The Company also follows the guidance of the ASC Topic 820-10, “Fair Value Measurements and Disclosures” (“ASC 820-10”), with respect to financial assets and liabilities that are measured at fair value. ASC 820-10 establishes a three-tier fair value hierarchy that prioritizes the inputs used in measuring fair value as follows:

•Level 1: Observable inputs such as quoted prices in active markets;

•Level 2: Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

•Level 3: Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions

Fair value estimates are made at a specific point in time based on relevant market information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

•Recent accounting pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

NOTE－5AMOUNT DUE TO A RELATED PARTY

As of June 30, 2017, the balance represented temporary advances made by a director and a major shareholder of the Company, Mr. William Hui, which was unsecured, interest-free with no fixed repayment term.

NOTE－6INCOME TAXES

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

Hong Kong

For the three and six months ended June 30, 2017, no provision for Hong Kong Profits Tax is made for as the Company’s income neither arises in, nor is derived from Hong Kong under its applicable tax law.

The PRC

The Company’s subsidiaries in the PRC are subject to the unified income tax rate of 25% on the taxable income. For the three and six months ended June 30, 2017, the Company generated no operating result and accordingly, no provision for income tax has been recorded.

NOTE－7COMMITMENTS AND CONTINGENCIES

For the three and six months ended June 30, 2017 and 2016, the Company utilized office space of a director and stockholder at no charge. Such costs are immaterial to the financial statements and accordingly are not reflected herein.

NOTE－8SUBSEQUENT EVENTS

The Company evaluated subsequent events through the date the financial statements were issued and filed with this Form 10-Q. There were no subsequent events that required recognition or disclosure.

ITEM 2.	MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

The following review concerns the six months ended June 30, 2017 and June 30, 2016, , which should be read in conjunction with the financial statements and notes thereto presented in the Form 10-K.

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

In February 2012, we established a new Hong Kong subsidiary company, named Lead Faith International Trading Limited, to explore possible trading business. We disposed of this subsidiary at cost in April 2012 because after further review we considered the subsidiaries business model as not viable.

Results of Operations for Three and Six Months ended June 30, 2017 and June 30, 2016

Revenue

We did not have trading business for both three and six months ended June 30, 2017 and June 30, 2016. As a result of the discontinuance of our business and operation in the manufacture of mobile communication products and components in the PRC, we had no revenue recorded during both three and six months ended June 30, 2017 and June 30, 2016.

Cost of Sales

As a result of the discontinuance of business and discontinue of business and operation in the manufacture of mobile communication products and components in the PRC, no cost of sale is recorded for both three and six months ended June 30, 2017 and June 30, 2016.

Administrative Expenses

Administrative expenses mainly included salaries and professional fees.  Our administrative expenses for the six months ending June 30, 2017 were $17,320 compared to $34,435 for the six months ending June 30, 2016.  The reduction in expenses represented a decrease in travelling expenses.

Net Loss

During the three months ended June 30, 2017, we experienced a net loss of $17,320 compared to a net loss of $34,435 for three months ended June 30, 2016. Net loss for the six months ended June 30, 2017 was $34,588 compared to net loss of $77,406 for the six months ended June 30, 2016.

Losses of both three and six months end June 30, 2017 represent the total general and administrative expenses for the periods. The loss for both three and six months end June 30, 2017 decreased as compared with the loss for both three months and six months ended June 30, 2016. This is attributable to decrease of travelling expenses.

Trends, Events, and Uncertainties

N/A

Liquidity and Capital Resources for Six Months Ended June 30, 2017 and 2016

Cash flows from operating activities

We experienced negative cash flows used in operations in the amount of $1,075 for six months ended June 30, 2017 as compared with negative cash flow used in the operations in the amount of $32,875 for six months ended June 30, 2016. The reduction in negative cash flows used in operations represented a decrease in travelling expenses.

The Company did not have any income during both periods, the cash flows used in operations represented general and administrative expenses paid. The decrease of negative cash flows is due to increase of other payables and accrued liabilities for the six months ended 2017.

Cash flows from investing activities

During six months ended June 30, 2017, we have no investing activities.

During six months ended June 30, 2016, we have no investing activities.

Cash flows from financing activities

During six months ended June 30, 2017, we experienced a positive cash flow loan advance from a related party in the amount of $3,158.

During six months ended June 30, 2016, we experienced a positive cash flow loan advance from a related party in the amount of $35,171.

These advances were in nature of interest free current account under oral agreement without repayment periods, repayment of which depends upon future profitable operations or may be made by the future payment of common shares in lieu of cash payments.

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

Details of critical accounting policies are set out in notes to the condensed and consolidated financial statements included in Item 1.

Employees

As of June 30, 2017, we had approximately two full-time employees in Hong Kong. From time to time we may employ independent contractors to support our production, engineering, marketing, and sales departments.

Website Access to our SEC Reports

Our Internet website address is www.innocomtechnology.com. Through our Internet website “Investor Relations” link, we will make available, free of charge, the following reports as soon as reasonably practicable after electronically filing them with, or furnishing them to, the SEC our Annual Reports on Form 10-K; our Quarterly Reports on Form 10-Q; our Current Reports on Form 8-K; and amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Our Internet website and the information contained therein or connected thereto are not intended to be incorporated into this Quarterly Report on Form 10-K.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable to Smaller Reporting Companies.

ITEM 4T.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

Based on an evaluation under the supervision and with the participation of management, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as defined in Section 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange  Act”) were effective as of June 30, 2017 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2017, which were identified in connection with management’s evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

INNOCOM TECHNOLOGY HOLDINGS, INC.

/s/ William Yan Sui Hui
Dated: August 14, 2017	William Yan Sui Hui, Chief Executive Officer (Principal executive officer)

/s/ Cheung Wai Hung, Eddie
Dated: August 14, 2017	Cheung Wai Hung, Eddie, Chief Financial Officer (Principal financial officer)