Form 10-Q
period 2017-09-30
INNOCOM TECHNOLOGY HOLDINGS, INC.
filed 2017-11-20
CIK 1076541

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarter ended September 30, 2017

Commission File Number 0-50164

INNOCOM TECHNOLOGY HOLDINGS, INC.

(Exact Name of small business issuer as specified in Its charter)

NEVADA	87-0618756
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

Unit 2807, 28/F., 99 Queen’s Road, Hong Kong, PRC	Not applicable
(Address of principal executive offices)	(Zip code)

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

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ] (Do not check if a smaller reporting company)	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rue 12b-2of the Exchange Act). Yes [X] No [   ]

The number of shares outstanding of each of the Registrant’s classes of common stock, as of November 17, 2017 was 220,631,841 shares, all of one class of $0.001 par value Common Stock.

INNOCOM TECHNOLOGY HOLDINGS, INC.

FORM 10-Q

Quarter Ended September 30, 2017

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

INNOCOM TECHNOLOGY HOLDINGS, INC.

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

INNOCOM TECHNOLOGY HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2017 AND DECEMBER 31, 2016

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	September 30, 2017	December 31, 2016
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$27,485	$1,643

TOTAL ASSETS	$27,485	$1,643

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$84,727	$84,727
Amount due to a related party	354,272	327,003
Other payables and accrued liabilities	341,513	291,217

Total current liabilities	780,512	702,947

Commitments and contingencies

Stockholders’ deficit:
Common stock, $0.001 par value; 490,000,000 shares authorized; 220,631,841 and 220,631,841 shares issued and outstanding as of September 30, 2017 and December 31, 2016, respectively	220,632	220,632
Additional paid-in capital	12,200,509	12,200,509
Accumulated other comprehensive income	286,846	286,884
Accumulated deficit	(13,461,014)	(13,409,329)

Total stockholders’ deficit	(753,027)	(701,304)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$27,485	$1,643

See accompanying notes to condensed consolidated financial statements.

INNOCOM TECHNOLOGY HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF

OPERATIONS AND COMPREHENSIVE INCOME

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016

Revenues, net:	$-	$-	$-	$-

Cost of revenue	-	-	-	-

Gross profit	-	-	-	-

Operating expenses:
General and administrative	(17,097)	(29,440)	(51,685)	(106,846)
Total operating expenses	(17,097)	(29,440)	(51,685)	(106,846)

LOSS BEFORE INCOME TAXES	(17,097)	(29,440)	(51,685)	(106,846)

Income tax expense	-	-	-	-

NET LOSS	$(17,097)	$(29,440)	$(51,685)	(106,846)

Other comprehensive income:
- Foreign currency translation loss	(19)	(2)	(38)	(1)

COMPREHENSIVE LOSS	$(17,116)	$(29,442)	$(51,723)	$(106,847)

Net loss per share – Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average common shares outstanding – Basic and diluted	220,631,841	220,631,841	220,631,841	220,631,841

See accompanying notes to condensed consolidated financial statements.

INNOCOM TECHNOLOGY HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

	Nine months ended September 30,
	2017	2016

Cash flows from operating activities:
Net loss	$(51,685)	$(106,846)

Change in operating assets and liabilities:
Other payables and accrued liabilities	50,276	62,836
Net cash used in operating activities	(1,409)	(44,010)

Cash flows from financing activities:
Advances from a related party	27,322	43,625
Net cash provided by financing activities	27,322	43,625

Effect of exchange rate changes on cash and cash equivalents	(71)	(1)

Net change in cash and cash equivalents	25,842	(386)

CASH AND CASH EQUIVALENT, BEGINNING OF PERIOD	1,643	2,206

CASH AND CASH EQUIVALENT, END OF PERIOD	$27,485	$1,820

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

See accompanying notes to condensed consolidated financial statements.

INNOCOM TECHNOLOGY HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Common stock		Additional paid-in capital	Accumulated other comprehensive income	Accumulated deficit	Total stockholders’ deficit

	No. of shares	Amount

Balance as of January 1, 2017	220,631,841	$220,632	$12,200,509	$286,884	$(13,409,329)	$(701,304)

Net loss for the period	-	-	-	-	(51,685)	(51,685)

Foreign currency translation adjustment	-	-	-	(38)	-	(38)
	220,631,841	$220,632	$12,200,509	$286,846	$(13,461,014)	$(753,027)
Balance as of September 30, 2017

See accompanying notes to condensed consolidated financial statements.

INNOCOM TECHNOLOGY HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2017

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

In the opinion of management, the consolidated balance sheet as of December 31, 2016 which has been derived from audited financial statements and these unaudited condensed consolidated financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the period ended September 30, 2017 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2017 or for any future period.

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

For the period ended September 30, 2017, the Company has experienced a continuous loss of $51,685 with an accumulated deficit of $13,461,014 as of that date. The continuation of the Company as a going concern through September 30, 2018 is dependent upon the continued financial support from its stockholders. Management believes this funding will continue, and is also actively seeking new investors. Management believes the existing stockholders will provide the additional cash to meet the Company’s obligations as they become due, and will allow its planned principal business to commence and assembly the production lines of mobile handsets and components in the PRC.

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

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2017

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

NOTE－4SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2017

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

NOTE－4SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Translation of amounts from RMB and HK$ into US$1 has been made at the following exchange rates for the respective period:

	September 30, 2017	September 30, 2016
Period-end RMB:US$1 exchange rate	6.6545	6.6694
Average period RMB:US$1 exchange rate	6.8057	6.5792
Period-end HK$:US$1 exchange rate	7.8110	7.7548
Average period HK$:US$1 exchange rate	7.7870	7.7633

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

NOTE－5AMOUNT DUE TO A RELATED PARTY

As of September 30, 2017, the balance represented temporary advances made by a director and a major shareholder of the Company, Mr. William Hui, which was unsecured, interest-free with no fixed repayment term.

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

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2017

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

NOTE－6INCOME TAXES (Continued)

British Virgin Island

Under the current BVI law, the Company is not subject to tax on income.

Hong Kong

For the three and nine months ended September 30, 2017, no provision for Hong Kong Profits Tax is made for as the Company’s income neither arises in, nor is derived from Hong Kong under its applicable tax law.

The PRC

The Company’s subsidiaries in the PRC are subject to the unified income rate of 25% on the taxable income. For the three and nine months ended September 30, 2017, the Company generated no operating result and accordingly, no provision for income tax has been recorded.

NOTE－7COMMITMENTS AND CONTINGENCIES

For the three and nine months ended September 30, 2017 and 2016, the Company utilized office space of a director and stockholder at no charge. Such costs are immaterial to the financial statements and accordingly are not reflected herein.

NOTE－8SUBSEQUENT EVENTS

The Company evaluated subsequent events through the date the financial statements were issued and filed with this Form 10-Q. There were no subsequent events that required recognition or disclosure.

INNOCOM TECHNOLOGY HOLDINGS, INC.

ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

The following review concerns three months ended September 30, 2017 and September 30, 2016, and nine months ended September 30, 2017 and September 30, 2016, which should be read in conjunction with the financial statements and notes thereto presented in the Form 10-K.

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

Results of Operations for Three Months ended September 30, 2017 and September 30, 2016 and Nine Months ended September 30, 2017 and September 30, 2016

Revenue

As a result of the discontinuance of business and operations in the manufacturing of mobile communication products and components in the PRC, no revenue was recorded during both the three and nine months ended September 30, 2017.

Cost of Sales

As a result of the discontinuance of business and operations in the manufacturing of mobile communication products and components in the PRC, no cost of sales was recorded during both the three and nine months ended September 30, 2017.

Administrative Expenses

Administrative expenses mainly included salaries and professional fees. Our administrative expenses for the nine months ended September 30, 2017 were $51,685 compared to $106,846 for the nine months ending September 30, 2016. The reduction in expenses represented a decrease in travelling expenses.

Net Loss

During the three months ended September 30, 2017, we experienced a net loss of $17,097 compared to a net loss of $29,440 for three months ended September 30, 2016. Net loss for the nine months ended September 30, 2017 was $51,685 compared to net loss of $106,846 for the nine months ended September 30, 2016.

Losses for both three and nine months ended September 30, 2017 represent the total general and administrative expenses for the periods. The losses for both the three and nine months ended September 30, 2017 are less the same of the loss for both the three months and nine months ended September 30, 2016. This is attributable to decrease of travelling expenses.

Trends, Events, and Uncertainties

N/A

Liquidity and Capital Resources for Nine Months Ended September 30, 2017 and 2016

Cash flows from operating activities

We experienced negative cash flows used in operations in the amount of $1,409 for nine months ended September 30, 2017 as compared with negative cash flow used in the operations in the amount of $44,010 for nine months ended September 30, 2016. The reason for this reduction in negative cash flow was due to a decrease in travelling expenses.

As the Company did not have any income during both periods, the cash flows used in operations representing general and administrative expenses that were paid by William Hui, the Company’s Chief Executive Officer.

Cash flows from investing activities

During nine months ended September 30, 2017, we had no investing activities.

During nine months ended September 30, 2016, we had no investing activities.

Cash flows from financing activities

During nine months ended September 30, 2017 we obtained financing from a related party in the amount of $27,322.

During nine months ended September 30, 2016 we obtained financing from a related party in the amount of $43,625.

These advances were in nature of interest free loans under oral agreement without repayment period. Future repayment depends upon future profitable operations or may be made by the future payment of new shares in lieu of cash payments.

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

Employees

As of September 30, 2017, we had 2 full-time employees employed in Hong Kong.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable to Smaller Reporting Companies.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

Based on an evaluation under the supervision and with the participation of management, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as defined in Section 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act") were not effective as of September 30, 2017 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2017, which were identified in connection with management's evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

INNOCOM TECHNOLOGY HOLDINGS, INC.

/s/ William Yan Sui Hui
Dated: November 17, 2017	William Yan Sui Hui, Chief Executive Officer (Principal executive officer)

/s/ Cheung Wai Hung, Eddie
Dated: November 17, 2017	Cheung Wai Hung, Eddie, Chief Financial Officer (Principal financial officer)